Form 10-Q
period 1996-03-31
GLAMIS GOLD LTD
filed 1996-05-14
CIK 782819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number           0-31986          (82-689)

                                GLAMIS GOLD LTD.
             (Exact name of Registrant as specified in its charter)


British Columbia, Canada                                          None.
(Jurisdiction of incorporation                                (IRS Employer
or organization)                                            Identification No.)

3324 Four Bentall Centre, 1055 Dunsmuir Street, Vancouver, B.C. Canada, V7X 1L3
                    (Address of Principal Executive Offices)

                                  604-681-3541
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 180 days. Yes X No   .
                                       ---  ---

The number of shares outstanding of the Registrant's common stock, as of May 6, 1996, was 26,479,007.

                                GLAMIS GOLD LTD.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I - Financial Information

         Item 1.    Financial Statements.....................................................................     1

                           Consolidated Balance Sheets as at March 31, 1996
                           and December 31, 1995.............................................................     1

                           Consolidated Statements of Earnings for the three months ended
                           March 31, 1996 and 1995...........................................................     2

                           Consolidated Statements of Retained Earnings for the three months
                           ended March 31, 1996 and 1995.....................................................     2

                           Consolidated Statements of Changes in Financial Position for the
                           three months ended March 31, 1996 and 1995........................................     3

                           Notes to Interim Consolidated Financial Statements................................     4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................................     6

Part II - Other Information

         Item 1.    Legal Proceedings........................................................................    11

         Item 2.    Changes in Securities....................................................................    11

         Item 3.    Defaults Upon Senior Securities..........................................................    11

         Item 4.    Submission of Matters to a Vote of Security Holders......................................    11

         Item 5.    Other Information........................................................................    11

         Item 6.    Exhibits and Reports on Form 8-K.........................................................    11

         Signatures..........................................................................................    12

         Exhibit Index .....................................................................................    nil

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

==========================================================================================================
ASSETS                                                                          MARCH 31,     DECEMBER 31,
                                                                                     1996             1995
- - ----------------------------------------------------------------------------------------------------------
Cash                                                                              $ 2,518          $ 4,162
Other current assets (note 3)                                                      15,804           13,500
- - ----------------------------------------------------------------------------------------------------------
Current assets                                                                     18,322           17,662
Plant & equipment, net                                                             20,965           19,802
Mine development cost, net                                                         29,417           30,657
Other assets                                                                        1,644            1,637
- - ----------------------------------------------------------------------------------------------------------
                                                                                  $70,348          $69,758
==========================================================================================================
LIABILITIES
   Current liabilities                                                            $ 2,331          $ 2,394
   Long term liabilities                                                            2,823            2,755
SHAREHOLDERS' EQUITY
    Share capital (note 4):
       Authorized:
          50,000,000 common shares without par value
            5,000,000 preferred shares, $10 par valuable, issuable in Series
      Issued and fully paid:
            26,467,507 common shares (1995 - 26,386,707)                           56,587           56,076
    Contributed surplus                                                                63               63
    Cumulative translation adjustment                                                   0                0
    Retained earnings                                                               8,544            8,470
- - ----------------------------------------------------------------------------------------------------------
                                                                                   65,194           64,609
- - ----------------------------------------------------------------------------------------------------------
                                                                                  $70,348          $69,758
==========================================================================================================



Approved by the Directors:                        Approved by the Directors:





/s/ J.R. Billingsley                              /s/ C.F. Millar
- - --------------------------                        --------------------------
Director                                          Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)

==========================================================================
                                              THREE MONTHS ENDED MARCH 31,
                                                      1996            1995
- - --------------------------------------------------------------------------
Revenue from gold production                        $9,954         $9,969
Cost of production                                   5,579          6,233
- - --------------------------------------------------------------------------
                                                     4,375          3,736
- - --------------------------------------------------------------------------
Expenses
   Depreciation & depletion                          2,306          2,556
   Royalties                                           440            515
   Selling, general & administrative                   674            659
   Exploration                                         884            100
- - --------------------------------------------------------------------------
Earnings (loss) from operations                         71            (94)
Interest expense                                        39             42
Other (income) expense                                (83)           (83)
- - --------------------------------------------------------------------------
Earnings (loss) before income taxes                    115            (53)
Provision for income taxes                              41             (8)
- - --------------------------------------------------------------------------
Net earnings (loss)                                 $   74         $  (45)
==========================================================================
Earnings (loss) per share                           $ 0.00         $ 0.00
==========================================================================




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)

==========================================================================
                                              THREE MONTHS ENDED MARCH 31,
                                                      1996            1995
- - --------------------------------------------------------------------------
Retained earnings, beginning of period              $8,470        $10,016
   Net earnings (loss)                                  74            (45)
   Dividends                                             -              -
- - --------------------------------------------------------------------------
Retained earnings, end of period                    $8,544        $ 9,971
==========================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S., dollars)

================================================================================================
                                                                   THREE MONTHS ENDED MARCH 31,
                                                                         1996              1995
- - ------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings (loss)                                                $    74           $   (45)
   Adjustment for items not affecting working capital                   2,400             3,047
   Net changes in non-cash working capital                             (2,635)              (59)
- - ------------------------------------------------------------------------------------------------
Net cash provided by operations                                          (161)            2,943
NET INVESTMENT ACTIVITIES                                              (2,262)           (2,669)
- - ------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Stock issues                                                            511             1,437
  Dividends paid                                                            -                 -
  Debenture redemption                                                      -                 -
  Other financing activities                                              268                 1
- - ------------------------------------------------------------------------------------------------
Net financing activities                                                  779             1,438
- - ------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                            (1,644)            1,712
Effect of currency translation adjustments on cashflow                      -                (2)
Cash, beginning of period                                               4,162            11,523
- - ------------------------------------------------------------------------------------------------
Cash, end of period                                                   $ 2,518           $13,233
================================================================================================

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States Dollars)
                                 March 31, 1996

1.       GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of March 31, 1996 and December 31, 1995 and the results of its operations and changes in its financial position for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Transition Report on Form 10-K for the transition period ended December 31, 1995.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 5 hereof.

2.       REPORTING CURRENCY AND FOREIGN CURRENCY TRANSLATION

Effective July 1, 1994, the Company adopted the United States (U.S.) dollar as its reporting currency and effective December 31, 1995, the Company changed its year end from June 30 to December 31.

The Canadian operations of the Company are considered "self-sustaining" and its accounts are translated into U.S. dollars using the current rate method under which assets and liabilities are translated at the rate of exchange at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Exchange gains and losses are deferred and included as a separate component of shareholders equity.

The Mexican subsidiary of the Company is treated as an integrated operation and its accounts are translated into U.S. dollars using the temporal method whereby monetary items are translated at exchange rates prevailing at the balance sheet date and non-monetary items at historical exchange rates. Revenue and expenses are translated at average exchange rates for the period. Translation gains or losses are included in the determination of net income.


3.       OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                                         March 31,                    December 31,
                                                           1996                          1995
                                                         ---------                    ------------
Finished goods                                             $3,612                        $2,737

Work-in-progress                                            9,949                         8,915

Supplies and spare parts                                      866                           841
                                                          -------                       -------

                                                          $14,427                       $12,493
                                                          =======                       =======

4.       SHARE CAPITAL

                                                         Three Months Ended                        Three Months Ended
                                                           March 31, 1996                            March 31, 1995
                                                     ----------------------------             -----------------------------

                                                     # of Shares           Amount             # of Shares            Amount
                                                                           (000)                                     (000)
                                                     -----------           ------             -----------            ------
Issued and fully paid:
Balance beginning of period                          26,386,707            $56,076             26,032,707            $53,710
Issued during the period:
         For cash consideration under
                  the terms of directors'
                  and employees' stock                   80,800                511                215,000              1,436
                  options
                                                     ----------            -------             ----------            -------

Balance end of period                                26,467,507            $56,587             26,247,707            $55,146
                                                     ==========            =======             ==========            =======


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes. In accordance with the Statement of Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), United States generally accepted accounting principles require the asset and liability method of accounting for income taxes as compared to the deferred method formerly required under APB Opinion 11, which was similar to accounting for income taxes under Canadian generally accepted accounting principles.

If the Company had applied the provisions of Statement 109 in the fiscal year ended June 30, 1994 when it became effective without restating prior years' financial information, there would be no deferred income taxes payable at December 31, 1995. The amount reported for loss for the six months ended December 31, 1995 would be increased by $131,000, the amount reported for earnings for the fiscal year ended June 30, 1995 would be reduced by $86,000 and the amount reported for earnings for the fiscal year ended June 30, 1994 would be increased by $1,679,000. It is not expected that there would be a material difference in the consolidated statements of operations and changes in financial position for the three months ended March 31, 1996 if they were prepared under United States generally accepted accounting principles.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included herein which are prepared in accordance with generally accepted accounting principles in Canada for interim financial information. In all material respects, they conform with those principles generally accepted in the United States, except as described in note 5 of Item 1.

               SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

EXCEPT FOR THE STATEMENTS OF HISTORICAL FACT CONTAINED HEREIN, THE INFORMATION PRESENTED IN THIS ITEM 2 CONSTITUTES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the factual results of current exploration activities, conclusions of feasibility studies now underway, changes in project parameters as plans continue to be refined, future prices of gold as well as those factors discussed in the section entitled "Other Considerations" in the Company's Transition Report on Form 10-K.

                        SUMMARY OF RESULTS OF OPERATIONS

Gold production for the three month period ended March 31, 1996 (sometimes referred to as the "current period") was 24,629 ounces which produced revenues of $9,954,000. This compares with production of 26,422 ounces of gold and revenues of $9,969,000 for the three month period ended March 31, 1995. The gold production for the three months ended March 31, 1996 represents a decrease of 7% from that experienced in the three month period ended March 31, 1995, while revenues were virtually unchanged. The lower production during the current period was primarily due to reduced mining rates at the Rand Mine, which resulted in a decrease in production of 2,114 ounces of gold. The decreased production at the Rand Mine was partially offset by an increase in production at the Picacho Mine which produced 235 more ounces of gold in the current period than it produced in the same period during 1995.

The decrease in production at the Rand Mine was partially caused by the shutdown of mining at the Baltic Pit which resulted in lower production from the Baltic Facilities. In addition, rewetting of the Yellow Aster heap with leaching solutions , which had been shut down in February 1995, occurred during the three months ended March 31, 1996 and the pad was completely loaded with ore. Due to the large size of the heap, it was not until the latter days of March 1996 that the solution grades coming from the heap began to rise, indicating that gold was starting to be produced from the heap again.

The new 60 million ton heap leach pad of the Rand Facilities is in production and is producing as anticipated. It is expected that the Rand Mine will achieve its production target of approximately 80,000 ounces of gold for the year ended December 31, 1996.

Revenue for the three months ended March 31, 1996, was essentially unchanged from that for the three months ended March 31, 1995, even though there was an overall decrease in production during the current period. The reason for this was an increase in the sale price realized per ounce of production to $404 during the current period, compared with $377 per ounce for the same period during 1995.

The total cost of production for the three months ended March 31, 1996 was $5,579,000 compared to $6,233,000 for the three months ended March 31, 1995. The decrease in costs of $684,000 during the current period compared with the same period during 1995 is principally the result of a decrease of approximately $40 in the average cash cost of production per ounce at the Picacho Mine and a decrease in production of 2,114 ounces of gold at the Rand Mine.

For the three months ended March 31, 1996, depreciation and depletion and royalties were lower than those for the same period during 1995 because of the decrease in production during the current period. The major expense incurred during the current period compared to the same period during 1995 was exploration expense, which includes the write off of $879,000 in respect of the Jojoba Property in Mexico which was dropped because it did not meet the Company's project parameters after the exploration and metallurgical tests had been completed.

                       DISCUSSION OF INDIVIDUAL OPERATIONS

PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

Production of 7,742 ounces of gold for the three months ended March 31, 1996 was 235 ounces greater than the 7,507 ounces of gold produced in the three months ended March 31, 1995. The average per ounce cash cost of gold production at the Picacho Mine for the three month period ended March 31, 1996 was $165 per ounce, compared to $205 per ounce for the three month period ended March 31, 1995, and total costs of production were $252 per ounce of gold produced for the current period, compared to $298 per ounce of gold produced for the same period in 1995. The reduction in cost is a reflection of reduced staff and reduced stripping ratios because current mining is taking place deeper in the ore body. In addition, short waste hauls due to back-filling of the East Dulcina Pit reduced operating costs. During the three month period ended March 31, 1996, 376,300 tons of ore grading 0.31 ounces of gold per ton were placed on the heap leach pad, compared to the 450,400 tons of ore grading 0.023 ounces of gold per ton which were placed on the pad during the three month period ended March 31, 1995. 872,500 tons of waste was mined during the current period, which produced a stripping ratio of 2.32 tons of waste to one ton of ore.

It is expected that the Picacho Mine will produce approximately 25,000 ounces of gold during the year ended December 31, 1996.

RAND MINE, KERN COUNTY, CALIFORNIA

Production from the Rand Mine for the three months ended March 31, 1996, was 16,801 ounces of gold compared to the 18,915 ounces of gold which was produced during the same period in 1995. The decrease in production during the current period was due in part to suspending the application of leaching solutions to the Yellow Aster heap in February 1995 and not rewetting it until December 1995. Starting a heap leach requires time for the solutions to permeate the ore and because of the large size of the Yellow Aster heap, the solution grades indicating increased gold coming from the heap did not show a significant increase in gold content until the latter part of March 1996. In addition, production from the Baltic heap is decreasing because mining was suspended at the Baltic Pit in November 1995 pending further metallurgical tests. As no fresh ore is being placed on the heap, production will decrease as the pile leaches. The Company expects that gold production from the Rand Mine will increase to the 80,000 ounce per year level over the next few months. This higher production should decrease the per ounce costs of production.

The average per ounce cash cost of gold production at the Rand Mine was $247 per ounce for the three months ended March 31, 1996, compared to $237 per ounce for the same period in 1995. Total costs of production were $342 per ounce of gold produced for the current period, compared to $333 per ounce for the same period during 1995. The higher cost per ounce during the current period is the result of reduced production from the Yellow Aster and Baltic heaps and a delay in the start-up of the new Rand Facilities.

         YELLOW ASTER PIT

1,821,400 tons of ore grading 0.019 ounces of gold per ton were mined during the three months ended March 31, 1996, compared to 1,194,000 tons of ore grading
0.018 ounces of gold per ton which was mined during the three months ended March 31, 1995. 770,206 tons of the ore was placed on the Yellow Aster heap leach pad, which is now fully loaded and the remainder of the ore mined, being 1,051,194 tons, was taken to the new heap leach pad at the Rand Facilities, which will process all future ore mined from the Yellow Aster Pit. The stripping ratio for the current period was 0.66 tons of waste to one ton of ore.

         BALTIC PIT

During the three months ended March 31, 1996, 14,000 tons of ore grading 0.021 ounces of gold per ton was mined from the Baltic Pit and placed on the leach pad at the Baltic Facilities and 5,900 tons of waste was removed, producing a stripping ratio of 0.42 tons of waste per ton of ore. During the same period in 1995, 1,032,920 tons of ore grading 0.020 ounces of gold per ton were mined from the Baltic Pit and placed on the heap leach pad.

Mining has now been suspended at the Baltic Pit pending metallurgical studies to determine the most effective way to process the unoxidized ore from the Baltic Pit.

         LAMONT PIT

During the three months ended March 31, 1996, 549,200 tons of ore grading 0.022 ounces of gold per ton was mined from the Lamont Pit and placed on the leach pad at the Rand Facilities and 222,100 tons of waste was removed, producing a stripping ratio of 0.4 tons of waste per ton of ore. There was no mining from this Pit during the same period in 1995.

IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

A final feasibility report was completed during April 1996, and an independent reserve report was received which calculated proven and probable reserves of 1,481,000 ounces of gold, grading 0.017 ounces of gold per ton, at a cutoff grade of 0.007 ounces of gold per ton, and a stripping ratio of 3:1. Operating costs in the order of $214 per ounce of gold produced, with total costs of $292 per ounce of gold produced are projected in the feasibility report for the project. This project is expected to produce an average of 103,000 ounces of gold per year over a mine life of 10 years.

The Directors, on May 2, 1996, approved the feasibility report and associated operating plan to place the Imperial Project into production. Subject to receipt of required permits in a timely manner, construction and mine development is estimated to start during the second quarter of 1997, followed by gold production commencing approximately six months after the start of construction.

MINERA GLAMIS S.A. DE C.V.

         CIENEGUITA GOLD PROJECT, CHIHUAHUA, MEXICO

During the three months ended March 31, 1996, leaching of the approximately 15,000 tonnes heap was completed and the Company was credited with 86 ounces of the production.

A second heap leach pad was completed during the current period, which will hold approximately 16,000 tonnes of ore. It is expected that the Company will be credited with approximately 1,500 ounces of production from this project during the year ended December 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $16.0 million at March 31, 1996, compared to $15.0 million at December 31, 1995. At March 31, 1996, there were long-term liabilities of $2.8 million which was the same at December 31, 1995. The long-term liabilities consist of deferred taxes and reserves for reclamation. Included in the working capital at March 31, 1996, is $2.5 million in cash while there was $4.2 million in cash at December 31, 1995.

The Company's major capital expenditures during the three months ended March 31, 1996, were approximately $2.5 million for completion of the Rand Facilities and approximately $0.4 million for the feasibility report and permitting for the Imperial Project.

During the remainder of 1996 the re-engineering of the Rand Mine will require approximately $15.0 million for a change of mining equipment, which will include a large 20-24 cubic yard hydraulic shovel and six 190 ton trucks. These capital expenditures should allow for more efficient mining which should result in lower costs and enable an increase in the level of production to approximately 90,000 ounces of gold per year.

The Imperial Project will require approximately $1.7 million during 1996 to complete the permitting of the project.

The Company and its Bank have agreed to renew the $20,000,000 line of credit of which approximately $15.0 million will be available for cash draws, with the remainder being used to provide letters of credit for reclamation.

Estimated cash flow from operations of $10.0 million and the funds available from the Bank line of credit should be sufficient to fund the capital expenditures for the year ended December 31, 1996.

         HEDGING

The Company presently has 3,500 ounces of gold subject to spot deferred contracts at an average price of $378 per ounce. In addition, the Company has sold call options in respect of 32,200 ounces of gold at an average strike price of $407.55 having various expiry dates from June 26, 1996 to December 29, 1997.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS:

The Company is defending an action, initiated on September 22, 1995 against Rand and Glamis Gold, Inc. by Rand Communities Water District in the Kern County, California Superior Court, for Declaratory and Injunctive Relief. There have been no material changes in the matter from that disclosed in Item 3 of the Company's Transition Report dated March 25, 1996.

David Robert Johnson served Rand and Glamis Gold, Inc. on February 26, 1996 with notice of an action commenced by him in the Kern County, California Superior Court against Rand and Glamis Gold, Inc. for injunctive relief and damages. There have been no material changes in the matter from that disclosed in Item 3 of the Company's Transition Report dated March 25, 1996.

ITEM 2   CHANGES IN SECURITIES: None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None.

ITEM 5   OTHER INFORMATION: None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLAMIS GOLD LTD.
                                    ----------------
                                    (Registrant)

May 13, 1996


                                    /s/  L. B. ANDERSON
                                    -------------------------------------------
                                    LORNE B. ANDERSON
                                    Chief Financial Officer & Treasurer
                                    (Principal Accounting and Financial Officer)