Form 10-Q
period 1996-06-30
GLAMIS GOLD LTD
filed 1996-08-14
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.
                               --------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number    0-31986 (82-689)
                        -------------------------------------------------

                                 GLAMIS GOLD LTD.
- -------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


British Columbia, Canada                                   None.
- ------------------------------------------------------------------------
(Jurisdiction of incorporation                        (IRS Employer
       or organization)                             Identification No.)

             3324 Four Bentall Centre, 1055 Dunsmuir Street,
                     Vancouver, B.C. Canada, V7X 1L3
- -----------------------------------------------------------------------
                 (Address of Principal Executive Offices)

                                  604-681-3541
                                  ------------
              (Registrant's telephone number, including area code)

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
The number of shares outstanding of the Registrant's common stock, as of August 12, 1996, was 26,504,707.

                                GLAMIS GOLD LTD.

                                     INDEX

                                                                                                       Page
                                                                                                       ----
Part I - Financial Information
  Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

              Consolidated Balance Sheets as at June 30, 1996
              and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

              Consolidated Statements of Earnings for the six months ended
              June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

              Consolidated Statements of Retained Earnings for the six months
              ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

              Consolidated Statements of Changes in Financial Position for the
              six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .    3

              Notes to Interim Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .    4

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Part II - Other Information

  Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .    12

  Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

  Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14


CONSOLIDATED BALANCE SHEETS
 (Expressed in thousands of U.S. dollars)
======================================================================

                                              June 30,    December 31,
                                                1996          1995
- ----------------------------------------------------------------------
ASSETS
Cash                                           $ 4,897       $ 4,162
Other current asset                             15,735        13,500
- ----------------------------------------------------------------------
Current assets                                  20,632        17,662
Plant and equipment and mine
  development costs                             49,675        50,459
Other assets                                     1,880         1,637
- ----------------------------------------------------------------------
                                               $72,187       $69,758
======================================================================
LIABILITIES
    Current liabilities                        $ 3,358       $ 2,525
    Long term liabilities                        2,779         2,624
SHAREHOLDERS' EQUITY
    Share capital (note 4):
     Authorized:
       50,000,000 common shares
         without par value
       5,000,000 preferred shares,
         $10 par valuable, issuable in Series
     Issued and fully paid:
         26,504,707 common shares
           (1995 - 26,386,707)                  56,872        56,076
    Contributed surplus                             63            63
    Cumulative surplus                               -             -
    Retained earnings                            9,115         8,470
- ----------------------------------------------------------------------
                                                66,050        64,609
- ----------------------------------------------------------------------
                                               $72,187       $69,758
======================================================================



Approved by the Directors:

"J.R. BILLINGSLEY"                                 "C.F. MILLAR"

 J.R. Billingsley                                   C.F. Millar
 Director                                           Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)

=================================================================================================
                                        Three Months Ended June 30,     Six Months Ended June 30,
                                           1996         1995                1996        1995
- -------------------------------------------------------------------------------------------------
Revenue from gold production              $11,353     $ 9,227             $21,307     $19,196
Cost of production                          6,432       3,340              12,011       9,573
- -------------------------------------------------------------------------------------------------
                                            4,921       5,887               9,296       9,623
- -------------------------------------------------------------------------------------------------
Expenses
   Depreciation & depletion                 2,563       1,389               4,869       3,945
   Royalties                                  696         560               1,136       1,075
   Selling, general & administrative          779         693               1,453       1,352
   Exploration                                 43       1,266                 927       1,366
- -------------------------------------------------------------------------------------------------
                                            4,081       3,908               8,385       7,738
- -------------------------------------------------------------------------------------------------
Earnings from operations                      840       1,979                 911       1,885
Interest expense                               50          91                  89         133
Other (income) expense                        (54)       (263)               (137)       (346)
- -------------------------------------------------------------------------------------------------
Earnings before income taxes                  844       2,151                 959       2,098
Provision for income taxes                    273         622                 314         614
- -------------------------------------------------------------------------------------------------
Net earnings                              $   571     $ 1,529             $   645     $ 1,484
=================================================================================================
Earnings per share                        $  0.02     $  0.06             $  0.02     $  0.06
=================================================================================================





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)

=================================================================================================
                                        Three Months Ended June 30,     Six Months Ended June 30,
                                           1996         1995                1996        1995
- -------------------------------------------------------------------------------------------------
Retained earnings, beginning
  of period                                $8,544     $ 9,971              $8,470     $10,016
    Net earnings                              571       1,529                 645       1,484
    Dividends                                   -           -                   -           -
- ---------------------------------------------------------------------------------------------------
Retained earnings, end of
  period                                   $9,115     $11,500              $9,115     $11,500
===================================================================================================


CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S. dollars)

=================================================================================================================
                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                                 1996        1995          1996          1995
- -----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings                                                $   571    $ 1,529       $   645     $  1,484
   Adjustment for items not affecting working capital            2,677      1,029         5,077        4,076
   Net changes in non-cash working capital                       1,234      1,798        (1,401)       1,739
- -----------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                  4,482      4,356         4,321        7,299
Net investment activities                                       (2,119)    (4,296)       (4,381)      (6,965)
- -----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Stock issues                                                     285        930           796        2,367
  Dividends paid                                                     -          -             -            -
  Other financing activities                                      (268)      (115)            -         (114)
- -----------------------------------------------------------------------------------------------------------------
Net financing activities                                            17        815           796        2,253
- -----------------------------------------------------------------------------------------------------------------
Increase in cash                                                 2,380        875           736        2,587
Effect of currency translation adjustments on cashflow               -         25             -           23
Cash, beginning of period                                        2,518     13,233         4,162       11,523
- -----------------------------------------------------------------------------------------------------------------
 Cash, end of period                                           $ 4,898    $14,133       $ 4,898      $14,133
=================================================================================================================

                                     -4-
                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
             (tables expressed in thousands of United States Dollars)
                                June 30, 1996

1.    GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of June 30, 1996 and December 31, 1995 and the results of its operations and changes in its financial position for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.       OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                                                             June 30,              December 31,
                                                                               1996                   1995
                                                                              -------               ----------
                               Finished goods                                 $ 3,503                 $2,737

                               Work-in-progress                                10,146                  8,915
                               Supplies and spare parts                           759                    841
                                                                              -------                -------
                                                                              $14,408                $12,493
                                                                              =======                =======

4.       SHARE CAPITAL


                                                  Six Months Ended                   Six Months Ended
                                                    June 30, 1996                     June 30, 1995
                                              -------------------------         -------------------------
                                             # of Shares         Amount        # of Shares         Amount
                                                                 (000)                              (000)
                                            -------------       -------        ------------        -------

 Issued and fully paid:
 Balance beginning of period                 26,386,707         $56,076         26,032,707         $53,710
 Issued during the period:
          For cash consideration under
                  the terms of
                  directors' and                118,000             796            354,000           2,366
                  employees' stock
                  options
                                            -----------         -------        -----------         -------

 Balance end of period                       26,504,707         $56,872         26,386,707         $56,076
                                            ===========         =======        ===========         =======

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

If the Company had applied the provisions of Statement 109 in the fiscal year ended June 30, 1994 when it became effective without restating prior years' financial information, there would be no deferred income taxes payable at December 31, 1995. The amount reported for loss for the six months ended December 31, 1995 would be increased by $131,000, the amount reported for earnings for the fiscal year ended June 30, 1995 would be reduced by $86,000 and the amount reported for earnings for the fiscal year ended June 30, 1994 would be increased by $1,679,000. It is not expected that there would be a material difference in the consolidated statements of operations and changes in financial position for the six months ended June 30, 1996 if they were prepared under United States generally accepted accounting principles.

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

                        SUMMARY OF RESULTS OF OPERATIONS

Gold production for the three months ended June 30, 1996 (sometimes referred to as the "current period"), was 29,692 ounces of gold which produced revenues of $11,353,000. This compares with production of 24,020 ounces of gold and revenues of $9,227,000 for the three months ended June 30, 1995.

Production of gold during the current period was approximately 24% greater than the same period last year and revenues were approximately 23% greater. These increases are mainly attributed to an increase in production of 5,364 ounces of gold at the Rand Mine.

Gold production for the six month period ended June 30, 1996 was 54,321 ounces which produced revenues of $21,307,000. This compares with production of 50,442 ounces of gold and revenues of $19,196,000 for the six month period ended June 30, 1995. The gold production for the six months ended June 30, 1996 represents an increase of 8% from that experienced in the six month period ended June 30, 1995, while revenues increased by 11%. The increase in production during the six month period ended June 30, 1996 was primarily due to increased production at the Rand Mine.

The increase in production at the Rand Mine during the period ended June 30, 1996, was the result of concentrating on ore mining.

Revenue for the six months ended June 30, 1996, increased by $2,111,000 from that reported for the six months ended June 30, 1995. The increase in production of 3,879 ounces increased revenues by approximately $1,520,000 while the increase in revenue per ounce realized, from $381 in the prior period to $392 in the period ended June 30, 1996, added approximately $590,000.

Cost of production for the three months ended June 30, 1996 of $6,432,000 was an increase of $3,092,000, approximately 93%, over the $3,340,000 recorded during the same period in the previous year.

The total cost of production for the six months ended June 30, 1996 was $12,011,000 compared to $9,573,000 for the six months ended June 30, 1995. The increase in costs of $2,438,000 during the current period compared with the same period during 1995 is principally the result of an increase in production which increased costs by approximately $860,000 and an increase in the average cost per ounce of production to $221 from $190 which added approximately $1,580,000.

For the three months ended June 30, 1996, depreciation, depletion and royalties increased by $1,320,000 over those reported for the same period during 1995 primarily because of production increases. The increase was substantially offset by a decrease in exploration costs of $1,223,000.

For the six months ended June 30, 1996, depreciation and depletion and royalties increased by $985,000 over those reported for the same period during 1995 because of the increase in production during the current period. The increase noted above was partially offset by a decrease of approximately $439,000 in exploration expense. This reflects the decrease in exploration.

                      DISCUSSION OF INDIVIDUAL OPERATIONS

PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

During the three months ended June 30, 1996 compared with the same period in the previous year, production was almost identical.

Cash cost of production during the current period was reduced from $206 per ounce to $167 per ounce and total costs were virtually unchanged. The reduction in cash cost is substantially the result of an increase in grade from
0.022 to 0.032.

During the three months ended June 30, 1996, 435,900 tons of ore grading 0.032 was placed on the heap leach pad compared with 569,000 tons of ore grading
0.022 during the same period last year. 726,780 tons of waste was mined which produced a strip ratio of 1.67 tons of waste to one ton of ore.

Production of 14,683 ounces of gold for the six months ended June 30, 1996 was 215 ounces greater than the 14,468 ounces of gold produced in the six months ended June 30, 1995. The average per ounce cash cost of gold production at the Picacho Mine for the six month period ended June 30, 1996 was $166 per ounce, compared to $206 per ounce for the six month period ended June 30, 1995, and total costs of production were $249 per ounce of gold produced for the current period, compared to $279 per ounce of gold produced for the same period in 1995. The reduction in cost is a reflection of reduced staff, an increase in grade and reduced stripping ratios because current mining is taking place deeper in the ore body. In addition, short waste hauls due to back-filling of the East Dulcina Pit reduced operating costs. During the six month period ended June 30, 1996, 812,200 tons of ore grading 0.032 ounces of gold per ton were placed on the heap leach pad, compared to the 1,019,440 tons of ore grading 0.022 ounces of gold per ton which were placed on the pad during the six month period ended June 30, 1995. 1,599,100 tons of waste was mined during the current period, which produced a stripping ratio of 1.97 tons of waste to one ton of ore.

It is expected that the Picacho Mine will produce approximately 27,000 ounces of gold during the year ended December 31, 1996.

RAND MINE, KERN COUNTY, CALIFORNIA

During the three months ended June 30, 1996, production was 22,423 ounces compared with 17,059 ounces for the same period in the previous year, an increase of 31%.

Cash cost of production during the current period was increased from $111 per ounce to $232 per ounce and total costs were increased from $169 per ounce to $317 per ounce.

During the three month period ended June 30, 1996, 1,985,600 tons of ore grading 0.016 was placed on the heap leach pad compared to 442,241 tons grading
0.032 during the same period last year. 1,493,600 tons of waste was mined which produced a strip ratio of 0.75 tons of waste to one ton of ore. This resulted in an additional approximately 1,750,000 tons of ore and waste being mined, which resulted in increased costs.

Production from the Rand Mine for the six months ended June 30, 1996, was 39,224 ounces of gold compared to the 35,974 ounces of gold which was produced during the same period in 1995. The increase in production during the current period resulted from a concentration on ore mining. All mining is being carried out at the Yellow Aster Pit which has resulted in gains in production because of more ore tons mined. Improved equipment availabilities has also contributed to the improved operations. Because of the decrease in grade, more ore tons had to be mined to increase production.

The average per ounce cash cost of gold production at the Rand Mine was $238 per ounce for the six months ended June 30, 1996, compared to $177 per ounce for the same period in 1995. Total costs of production were $327 per ounce of gold produced for the current period, compared to $255 per ounce for the same period during 1995. The higher cost per ounce during the current period is the result of mining lower grade ore, 0.018 during the current six month period compared to 0.023 during the same period in 1995.

4,370,200 tons of ore grading 0.018 ounces of gold per ton were mined during the six months ended June 30, 1996, compared to 1,870,972 tons of ore grading
0.023 ounces of gold per ton which was mined during the six months ended June 30, 1995. The stripping ratio for the current period was 0.67 tons of waste to one ton of ore.

The Company expects that the Rand Mine will produce approximately 84,000 ounces of gold during the year ended December 31, 1996.

Mine Optimization

Due to a decrease in production in fiscal 1995 realized from the Rand Mine and the increase in costs of production, an internal mine optimization study was initiated by the Company which was completed in April of 1996.

Based upon the study, action has been taken to modernize the fleet of mining equipment at the Rand Mine. Five new 190-ton trucks and a 26-cubic yard hydraulic shovel will be acquired as replacement units for the existing fleet. In addition, mining bench heights will be increased from 20 to 30 feet to help improve the blasting and loading productivity.

The Company anticipates that these changes will result in production increasing from approximately 84,000 ounces of gold to approximately 90,000 ounces of gold per year from the Rand Mine, production cash costs decreasing to $195 per ounce of gold produced and total costs (including depreciation, amortization, corporate overhead, royalties and taxes) decreasing to $318 per ounce of gold produced once the optimization plan has been fully implemented, which the Company anticipates will occur by late 1996.

IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

Drilling, geological interpretation and mine evaluation studies by the Company have resulted in the delineation of a proven and probable mineable ore resource for the Imperial Project as at December 31, 1995 within preliminary pit outlines, using a cut-off grade of 0.007 ounces of gold per ton and a gold price of $400 per ounce, of 73,796,000 tons of proven reserves grading
0.017 ounces per ton and 16,039,000 tons of probable reserves grading 0.018 ounces of gold per ton, having a combined stripping ratio of 3:1 and containing approximately 1,500,000 ounces of gold.

On May 2, 1996 the Board of Directors of the Company determined to place the Imperial Project into production in accordance with a feasibility study and operating plan (the "Feasibility Study"). Subject to timely receipt of the required permits, construction and mine development is estimated to start during the third quarter of 1997, followed by gold production commencing approximately six months after the start of construction.

Ore tonnages mined will average 9.4 million tons per year. Mine life is expected to be approximately 12 years, producing an average of 103,850 ounces of gold per year in the initial 10 years.

Production cash costs for the Imperial Project are estimated in the Feasibility Study to be $214 per ounce, with total costs of $292 per ounce, which include depreciation, amortization, royalties and taxes. In the Feasibility Study, $400 per ounce was used as a selling price for gold. Gold recovery will be by conventional heap leach run-of-mine ore utilizing processing facilities similar to those used at the Company's other major gold-producing properties. In the Feasibility Study it is estimated that recovery will average 73%.

Initial capital expenditure to bring the Imperial Project into production is estimated at $47.6 million. The Company is examining various alternatives available to it for funding the capital expenditures.

MINERA GLAMIS S.A. DE C.V.

         CIENEGUITA GOLD PROJECT, CHIHUAHUA, MEXICO

During the six months ended June 30, 1996, the Company was credited with 414 ounces of the production.

A second heap leach pad, designed to accommodate approximately 15,000 tons of ore, was completed during the quarter ended March 31, 1996 and stacking of ore on it commenced during the current period. It is expected that the Company will be credited with approximately 1,500 ounces of production from this project during the year ended December 31, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $17.3 million at June 30, 1996, compared to $15.1 million at December 31, 1995. At June 30, 1996, there were long-term liabilities of $2.8 million which compared with $2.6 million at December 31, 1995. The long-term liabilities consist of deferred taxes and reserves for reclamation. Included in the working capital at June 30, 1996, is $4.9 million in cash while there was $4.2 million in cash at December 31, 1995.

The Company's major capital expenditures during the six months ended June 30, 1996, were approximately $2.8 million for completion of the Rand Facilities and approximately $0.8 million for the feasibility report and permitting for the Imperial Project.

During the remainder of 1996 the re-engineering of the Rand Mine will require approximately $15.0 million for a change of mining equipment, which will include a large 26 cubic yard hydraulic shovel and five 190 ton trucks. These capital expenditures should allow for more efficient mining which should result in lower costs and enable an increase in the level of production to approximately 90,000 ounces of gold per year.

It is estimated that the Imperial Project will require an additional $0.9 million during the remainder of 1996 to complete the permitting of the project.

The Company has a banking facility available for cash draws and letters of credit for security against future reclamation costs. The Company and the lender have agreed to amend the facility in order that the maximum facility, initially for $20.0 million, will be available with no repayments required in the first year of the five-year term. Each year, the term of the agreement will automatically be extended by one year unless either party determines otherwise. If an extension does not occur, the Company may immediately retire the loan with no penalty or bonus payment required or repay the loan over the remaining four years of the term. As at March 31, 1996 there were no cash borrowings under the existing banking facility but the lender had provided letters of credit for $4.7 million to provide security for future reclamation costs.

Estimated cash flow from operations of $6.0 million for the remainder of the year and the funds available from the Bank line of credit should be sufficient to fund the capital expenditures for the year ended December 31, 1996.

On June 3, 1996, the Company entered into an agreement with Research Capital Corporation providing for the sale of common shares of the Company to raise approximately U.S.$35,000,000. Pursuant to that a preliminary prospectus was filed by the Company in Canada. The offering has not been completed and the preliminary prospectus will lapse on August 19, 1996. No assurance can be given that the offering will be completed.

         HEDGING

The Company has sold call options in respect of 16,200 ounces of gold at an average strike price of $415 having various expiry dates from January 9, 1997 to December 29, 1997.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None.

ITEM 5   OTHER INFORMATION: None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

                          (a) Exhibits

                                  Exhibit No.               Exhibit Description

                                           1.1              Underwriting Letter Agreement
                                           27               Financial Data Schedule

                          (b) Reports on Form 8-K:
                                           - Report dated June 6, 1996 in respect of the proposed
                                           offering of common shares.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLAMIS GOLD LTD.
                                    ----------------------
                                    (Registrant)

August 12, 1996


                        Signed:    "Lorne B. Anderson"
                                    -----------------------
                                    LORNE B. ANDERSON
                                    Chief Financial Officer & Treasurer
                                    (Principal Accounting and Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                       Description                      Page No.
- -----------                       -----------                       --------
1.1                               Underwriting Letter Agreement
27                                Financial Data Schedule