Form 10-Q
period 1996-09-30
GLAMIS GOLD LTD
filed 1996-11-13
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number    0-31986    (82-689)
                      ---------------------------------------------------------

                              GLAMIS GOLD LTD.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   British Columbia, Canada                                None.
-------------------------------------------------------------------------------
(Jurisdiction of incorporation                (IRS Employer Identification No.)
      or organization)

3324 Four Bentall Centre, 1055 Dunsmuir Street, Vancouver, B.C. Canada, V7X 1L3
-------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

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

The number of shares outstanding of the Registrant's common stock, as of November 7, 1996, was 26,504,707.

                                GLAMIS GOLD LTD.

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
Part I - Financial Information

         Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                          Consolidated Balance Sheets as at September 30, 1996
                          and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                          Consolidated Statements of Earnings for the nine months ended
                          September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                          Consolidated Statements of Retained Earnings for the nine months
                          ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                          Consolidated Statements of Changes in Financial Position for the
                          nine months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .   3

                          Notes to Interim Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .   4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .   6

Part II - Other Information

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .  12

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

         Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

==============================================================================

                                                SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                   1996           1995
------------------------------------------------------------------------------
Cash                                                $  3,474        $  4,162
Other current assets (note 3)                         16,214          13,500
------------------------------------------------------------------------------
Current assets                                        19,688          17,662
Plant and equipment and mine development costs        49,495          50,459
Other assets                                           5,599           1,637
------------------------------------------------------------------------------
                                                    $ 74,782        $ 69,758
==============================================================================

LIABILITIES
  Current liabilities                               $  4,617        $  2,525
  Long term liabilities                                2,785           2,624

SHAREHOLDERS' EQUITY
  Share capital (note 4):
    Authorized:
      50,000,000 common shares without par value
       5,000,000 preferred shares, $10 par value,
         issuable in Series
    Issued and fully paid:
      26,504,707 common shares (1995 - 26,386,707)    56,872          56,076
  Contributed surplus                                     63              63
  Cumulative translation adjustment                        -               -
  Retained earnings                                   10,445           8,470
------------------------------------------------------------------------------
                                                      67,380          64,609
------------------------------------------------------------------------------
                                                    $ 74,782        $ 69,758
==============================================================================



Prepared by Management without audit

Approved by the Directors:




      "JAMES R. BILLINGSLEY"                   "CHESTER F. MILLAR"
------------------------------------    ------------------------------------
Director                                Director

CONSOLIDATED STATEMENTS OF EARNINGS

(Expressed in thousands of U.S. dollars)
(Except per share amounts)

===============================================================================
                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                             1996     1995       1996     1995
-------------------------------------------------------------------------------
Revenue from gold production              $12,293   $ 8,115   $33,600   $27,311
Cost of production                          5,915     5,162    17,926    14,735
-------------------------------------------------------------------------------
                                            6,378     2,953    15,674    12,576
-------------------------------------------------------------------------------
Expenses
  Depreciation & depletion                  2,782     2,247     7,651     6,192
  Royalties                                   824       459     1,960     1,534
  Selling, general & administrative           826       672     2,279     2,024
  Exploration                                 114       643     1,041     2,009
-------------------------------------------------------------------------------
                                            4,546     4,021    12,931    11,759
-------------------------------------------------------------------------------
Earnings (loss) from operations             1,832    (1,068)    2,743       817
Interest expense                               33        39       122       172
Other (income) expense                       (112)     (203)     (249)     (549)
-------------------------------------------------------------------------------
Earnings (loss) before income taxes         1,911      (904)    2,870     1,194
Provision for income taxes                    581      (244)      895       370
-------------------------------------------------------------------------------
Net earnings (loss)                       $ 1,330   $  (660)  $ 1,975   $   824
-------------------------------------------------------------------------------
Earnings (loss) per share                 $  0.05   $ (0.03)  $  0.07   $  0.03
===============================================================================




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Expressed in thousands of U.S. dollars)

===============================================================================
                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                             1996     1995       1996     1995
-------------------------------------------------------------------------------
Retained earnings, beginning of period    $ 9,115   $11,500   $ 8,470   $10,016
  Net earnings                              1,330      (660)    1,975       824
  Dividends                                    --    (1,169)       --    (1,169)
-------------------------------------------------------------------------------
Retained earnings, end of period          $10,445    $9,671   $10,445    $9,671
===============================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

(Expressed in thousands of U.S. dollars)

===============================================================================
                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                             1996     1995       1996     1995
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings                            $ 1,330   $  (660)  $ 1,975   $   824
  Adjustments for items not affecting
    working capital                         2,796     2,183     7,873     6,259
  Net changes in non-cash working capital     780    (1,157)     (621)      582
-------------------------------------------------------------------------------
Net cash provided by operations             4,906       366     9,227     7,665
NET INVESTMENT ACTIVITIES                  (6,330)   (3,137)  (10,711)  (10,102)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Stock issues                                  -         -       796     2,367
  Dividends paid                                -    (1,169)        -    (1,169)
  Other financing activities                    -        (1)        -      (115)
-------------------------------------------------------------------------------
Net financing activities                        -    (1,170)      796     1,083
-------------------------------------------------------------------------------
Decrease in cash                           (1,424)   (3,941)     (688)   (1,354)
Effect of currency translation adjustment
  on cashflow                                   -         -         -        23
Cash, beginning of period                   4,898    14,133     4,162    11,523
-------------------------------------------------------------------------------
Cash, end of period                       $ 3,474   $10,192    $3,474   $10,192
===============================================================================

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States Dollars)
                               September 30, 1996

1.       GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of September 30, 1996 and December 31, 1995 and the results of its operations and changes in its financial position for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.       OTHER CURRENT ASSETS

Included in other current assets are the following inventories:


                                                                  September 30,             December 31,
                                                                      1996                     1995
                                                                  ------------              ------------
                   Finished goods                                    $ 3,972                   $ 2,737
                   Work-in-progress                                   10,987                     8,915
                   Supplies and spare parts                              750                       841
                                                                     -------                   -------
                                                                     $15,709                   $12,493
                                                                     =======                   =======

4.       SHARE CAPITAL



                                                           Nine Months Ended                       Nine Months Ended
                                                           September 30, 1996                      September 30, 1995
                                                     ---------------------------------      ------------------------------
                                                     # of Shares             Amount         # of Shares          Amount
                                                                             (000)                               (000)
                                                     ------------         ------------      ------------      ------------
 Issued and fully paid:
 Balance beginning of period                           26,386,707           $56,076          26,032,707          $53,710
 Issued during the period:
          For cash consideration under
                  the terms of directors'
                  and employees' stock
                  options
                                                          118,000               796             354,000            2,366
                                                       ----------           -------          ----------          -------
 Balance end of period                                 26,504,707            56,872          26,386,707          $56,076
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

If the Company had applied the provisions of Statement 109 in the fiscal year ended June 30, 1994 when it became effective without restating prior years' financial information, there would be no deferred income taxes payable at December 31, 1995. The amount reported for loss for the six months ended December 31, 1995 would be increased by $131,000, the amount reported for earnings for the fiscal year ended June 30, 1995 would be reduced by $86,000 and the amount reported for earnings for the fiscal year ended June 30, 1994 would be increased by $1,679,000. It is not expected that there would be a material difference in the consolidated statements of operations and changes in financial position for the nine months ended September 30, 1996 if they were prepared under United States generally accepted accounting principles.

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

                        SUMMARY OF RESULTS OF OPERATIONS

Gold production for the three months ended September 30, 1996 (sometimes referred to as the "current period"), was 32,133 ounces of gold which produced revenues of $12,293,000. This compares with production of 21,328 ounces of gold and revenues of $8,115,000 for the three months ended September 30, 1995.

Production of gold during the current period was approximately 51% greater than the same period last year and revenues were approximately 51% greater. These increases are mainly attributed to increases in production of 8,364 ounces of gold at the Rand Mine and 2,032 ounces of production at the Picacho Mine.

Gold production for the nine month period ended September 30, 1996 was 86,454 ounces which produced revenues of $33,600,000. This compares with production of 71,770 ounces of gold and revenues of $27,311,000 for the nine month period ended September 30, 1995. The gold production for the nine months ended September 30, 1996 represents an increase of 20% from that experienced in the nine month period ended September 30, 1995, while revenues increased by 23%. The increase in production during the nine month period ended September 30, 1996 was primarily due to increased production at both the Rand and Picacho Mines.

The increase in production at the Rand Mine during the period ended September 30, 1996, was the result of increasing ore mining by 50%, while the increase in production at the Picacho Mine is the result of lower strip ratios and higher grade.

Revenue for the nine months ended September 30, 1996, increased by $6,289,000 from that reported for the nine months ended September 30, 1995. The increase in gold production of 14,684 ounces increased revenues by approximately $5,596,000 while the increase in revenue per ounce realized, from $381 in the prior period to $389 in the period ended September 30, 1996, added approximately $693,000.

Cost of production for the three months ended September 30, 1996 of $5,915,000 was an increase of $753,000, approximately 15%, over the $5,162,000 recorded during the same period in the previous year.

The total cost of production for the nine months ended September 30, 1996 was $17,926,000 compared to $14,735,000 for the nine months ended September 30, 1995. The increase in costs of $3,191,000 during the current period compared with the same period during 1995 is principally the result of an increase in production, which increased costs by approximately $3,018,000, and an increase in the average cost per ounce of production to $207 from $205, which added approximately $173,000.

For the three months ended September 30, 1996, depreciation, depletion and royalties increased by $900,000 over those reported for the same period during 1995, primarily because of production increases. The increase in administrative expense is caused by the write-off of approximately $222,000 related to an unsuccessful equity financing. The reduction in exploration expense was caused by a charge in fiscal 1995 of $619,000 related to the unsuccessful bid for Eldorado Corporation and no comparable expense in the current period.

For the nine months ended September 30, 1996, depreciation and depletion and royalties increased by $1,885,000 over those reported for the same period during 1995 because of the increase in production during the current period. The material item affecting the increase in administrative expense is the cost of the unsuccessful equity financing noted above. Other than the prior year's exploration expense, including the Eldorado Corporation bid, the decrease in expense reflects a reduction in exploration.

                      DISCUSSION OF INDIVIDUAL OPERATIONS

PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

During the three months ended September 30, 1996 compared with the same period in the previous year, production was increased by 2,032 ounces of gold.

Cash costs of production during the current period, as compared with the same period in the previous year, were reduced from $163 per ounce to $137 per ounce and total costs were reduced from $244 per ounce to $221 per ounce. The reduction in cash cost is substantially the result of an increase in grade from
0.030 ounces of gold per ton to 0.039 ounces of gold per ton.

During the three months ended September 30, 1996, 425,000 tons of ore grading
0.039 ounces of gold per ton was placed on the heap leach pad compared with 396,200 tons of ore grading 0.030 ounces of gold per ton during the same period last year. 552,500 tons of waste was mined which produced a strip ratio of
1.50 tons of waste to one ton of ore.

Production of 24,640 ounces of gold for the nine months ended September 30, 1996 was 2,247 ounces greater than the 22,393 ounces of gold produced in the nine months ended September 30, 1995. The average per ounce cash cost of gold production at the Picacho Mine for the nine month period ended September 30, 1996 was $154 per ounce, compared to $191 per ounce for the nine month period ended September 30, 1995, and total costs of production were $238 per ounce of gold produced for the current period, compared to $267 per ounce of gold produced for the same period in 1995. The reduction in cost is a reflection of reduced staff, and an increase in grade because current mining is taking place deeper in the ore body. In addition, short waste hauls due to back-filling of the East Dulcina Pit reduced operating costs. During the nine month period ended September 30, 1996, 1,237,200 tons of ore grading 0.034 ounces of gold per ton were placed on the heap leach pad, compared to the 1,415,640 tons of ore grading 0.024 ounces of gold per ton which were placed on the pad during the nine month period ended September 30, 1995. 2,235,900 tons of waste was mined during the current period, which produced a stripping ratio of 1.81 tons of waste to one ton of ore.

It is expected that the Picacho Mine will produce approximately 30,000 ounces of gold during the year ended December 31, 1996.

RAND MINE, KERN COUNTY, CALIFORNIA

During the three months ended September 30, 1996, production was 21,767 ounces of gold compared with 13,403 ounces for the same period in the previous year, an increase of 62%.

Cash costs of production during the current period, as compared with the same period in the previous year, were reduced from $288 per ounce to $205 per ounce and total costs were reduced from $406 per ounce to $290 per ounce.

During the three month period ended September 30, 1996, 2,117,100 tons of ore grading 0.018 ounces of gold per ton was placed on the heap leach pad compared to 1,377,800 tons grading 0.027 ounces of gold per ton during the same period last year. 1,109,200 tons of waste was mined which produced a strip ratio of
0.52 tons of waste to one ton of ore.

Production from the Rand Mine for the nine months ended September 30, 1996, was 60,991 ounces of gold compared to the 49,377 ounces of gold which was produced during the same period in 1995. The increase in production during the current period resulted from a concentration on ore mining. All mining is being carried out at the Yellow Aster Pit which has resulted in gains in production because of more ore tons mined. Improved equipment availabilities has also contributed to the improved operations. Because of the decrease in grade, more ore tons had to be mined to increase production.

The average per ounce cash cost of gold production at the Rand Mine was $227 per ounce for the nine months ended September 30, 1996, compared to $208 per ounce for the same period in 1995. Total cost of production was $314 per ounce of gold produced for the current period, compared to $296 per ounce for the same period during 1995. The higher cost per ounce during the current period is the result of mining ore of a lower grade than that mined during the same period in 1995.

6,487,300 tons of ore grading 0.018 ounces of gold per ton were mined during the nine months ended September 30, 1996, compared to 3,248,772 tons of ore grading 0.024 ounces of gold per ton which was mined during the nine months ended September 30, 1995. The stripping ratio for the current period was 0.62 tons of waste to one ton of ore.

The Company expects that the Rand Mine will produce approximately 84,000 ounces of gold during the year ended December 31, 1996.

Five new 190-ton trucks and a 26-cubic yard hydraulic shovel have been acquired as replacement units for the existing fleet. The new equipment started operating approximately October 15, 1996. The new mining fleet was acquired to optimize production at the Mine, as reported at June 30, 1996.

IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The Company's draft Environmental Impact Study in respect of the Imperial Project was published in the Federal Register on November 1, 1996. This will begin the public review process for production permitting of the Imperial Project.

The Company expects to receive the required permits during July 1997. No development activities will be carried out on the project until the final production permits are issued.

MINERA GLAMIS S.A. DE C.V.

         CIENEGUITA GOLD PROJECT, CHIHUAHUA, MEXICO

During the nine months ended September 30, 1996, the Company was credited with 823 ounces of gold produced from the Cieneguita Project.

A second heap leach pad, designed to accommodate approximately 15,000 tons of ore, was completed during the quarter ended March 31, 1996 and ore has been stacked on it and leaching is in progress. It is expected that the Company will be credited with approximately 1,200 ounces of production from this project during the year ended December 31, 1996.

         GUNUNG PANI JOINT VENTURE PROJECT - SULAWESI ISLAND, INDONESIA

The Company has entered into a Letter Agreement with Paramount Ventures & Finance Inc. of Vancouver, British Columbia, concerning the Gunung Pani gold prospect located on Sulawesi Island, Indonesia.

The terms of the Letter of Agreement allow the Company to earn 50% of Paramount's interest in the property by paying all exploration and development costs in respect of the property until delivery of a bankable feasibility study. Glamis will manage the exploration and development activities of the venture.

The property consists of two parcels of land totalling 2,113 hectares and is located just off a paved road 70 miles west of the capital of Sulawesi. Paramount has the right to earn an 80% interest in the property, with the option to increase this to 95%.

Between 1981 and 1984, 29 diamond drill holes aggregating 4,625 meters and 3 adits totalling 220 meters were completed on the property by a major mining company. This work indicates the potential of a large disseminated gold deposit being located on the property.

In addition, the Company agreed to acquire 2 million units of Paramount at a price of Cdn.$2.25 per unit for a total acquisition cost of Cdn.$4.5 million (U.S.$3.3 million). Each unit consists of one common share and one-half share purchase warrant. Each share purchase warrant is exercisable at Cdn.$2.50 per share for one year. This acquisition has been completed through the acquisition of 2 million special warrants issued by Paramount which will, upon exercise, convert into 2 million units of Paramount.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $15 million at September 30, 1996, compared to $15.1 million at December 31, 1995. At September 30, 1996, there were long-term liabilities of $2.8 million which compared with $2.6 million at December 31, 1995. The long-term liabilities consist of deferred taxes and reserves for reclamation. Included in the working capital at September 30, 1996, is $3.5 million in cash while there was $4.2 million in cash at December 31, 1995.

The Company's major capital expenditures during the nine months ended September 30, 1996, were approximately $2.8 million for completion of the Rand Facilities and approximately $1.5 million for the feasibility report and permitting for the Imperial Project. In addition, $2.5 million was spent for down payments on the new mining fleet for the Rand Mine; $0.4 million was spent for the buyout of leases on equipment at the Picacho Mine and $3.3 million was spent for the purchase of 2 million units of Paramount Ventures & Finance Inc.

During the remainder of 1996 the re-engineering of the Rand Mine will require approximately $10.8 million for the replacement of mining equipment, which includes a 27 cubic yard hydraulic shovel and five 190 ton trucks. These capital expenditures should allow for more efficient mining which should result in lower costs and enable an increase in the level of production at the Rand Mine to approximately 90,000 ounces of gold per year.

It is estimated that the Imperial Project will require approximately an additional $0.2 million during the remainder of 1996 to complete the permitting of the project.

The Company has a banking facility available for cash draws and letters of credit for security against future reclamation costs. The Company and the lender have amended the facility in order that the maximum facility, initially for $20.0 million, will be available with no repayments required in the first year of the five-year term. Each year, the term of the agreement will automatically be extended by one year unless either party determines otherwise. If an extension does not occur, the Company may immediately retire the loan with no penalty or bonus payment required or repay the loan over the remaining four years of the term. As at September 30, 1996 there were no cash borrowings under the existing banking facility but the lender had provided letters of credit for $4.7 million to provide security for future reclamation costs.

Estimated cash flow from operations of $5.0 million for the remainder of the year and the funds available from the Bank line of credit should be sufficient to fund the capital expenditures for the year ended December 31, 1996.

On June 3, 1996, the Company entered into an agreement with Research Capital Corporation providing for the sale of common shares of the Company to raise approximately U.S.$35,000,000. Pursuant to this a preliminary prospectus was filed by the Company in

Canada. The offering has not been completed and the preliminary prospectus lapsed on August 19, 1996.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None.

ITEM 5   OTHER INFORMATION: None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

               (a) Exhibits

                     Exhibit No.               Exhibit Description

                           10.42            Letter Agreement with
                                            Paramount Ventures & Finance Inc.
                           27               Financial Data
Schedule

               (b) Reports on Form 8-K:
                           - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GLAMIS GOLD LTD.
                                        ---------------------------------------
                                        (Registrant)

November 12, 1996


                                        Signed:    "Lorne B. Anderson"
                                        ---------------------------------------
                                        LORNE B. ANDERSON
                                        Chief Financial Officer & Treasurer
                                        (Principal Accounting and Financial
                                        Officer)

                                 EXHIBIT INDEX

Exhibit No.               Description                              Page No.
-----------               -----------                              --------
10.42                     Letter Agreement with Paramount             15
                          Ventures & Finance Inc.

27                        Financial Data Schedule                     17