Form 10-K
period 1996-12-31
GLAMIS GOLD LTD
filed 1997-03-28
CIK 782819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 1996.

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

Registrant's Telephone Number: (604) 681-3541

Securities registered or to be registered pursuant to Section 12(b) of the Act.

                                          Name of Each Exchange
Title of Class                            On Which Registered
--------------                            -------------------
Common Shares Without Par Value           The New York Stock Exchange, Inc.
                                          The Toronto Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of
the Act.                                                                 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting securities held by non-affiliates of the registrant (based on the closing sale price of the common shares of $8.25 on March 13, 1997, as reported by the New York Stock Exchange, Inc.) was approximately $252,994,599 (Cdn. $344,992,635).

As of March 13, 1997 the Registrant had 31,092,707 common shares outstanding.

                                  Page 1 of 124
                        Exhibit Index Appears on Page 86

                                    CURRENCY

Effective July 1, 1994, the Company began reporting in U.S. dollars. Accordingly, unless otherwise stated, all references herein to money are in U.S. dollars.


                                    YEAR END

Effective December 31, 1995 the Company changed its year end from June 30 to December 31.


                               COPIES OF FORM 10-K

A copy of this Form 10-K, including the financial statements and schedules hereto, can be obtained, without charge, by sending a written request to James
R. Billingsley, Vice-President, Administration of the Company, at:

                              Glamis Gold Ltd.,
                              Suite 3324, Four Bentall Centre,
                              1055 Dunsmuir Street,
                              P.O. Box 49287,
                              Vancouver, British Columbia,
                              Canada  V7X 1L3


                          FORWARD LOOKING INFORMATION

A number of statements in this Form 10-K are forward looking statements that involve a number of risks and uncertainties. The risks and uncertainties which could materially affect actual results both positively and adversely include, but are not limited to, differences between anticipated and actual recovery rates, changes to mining plans due to prudent mine engineering, timing delays in obtaining permits, and gold prices obtained upon the sale of gold. These risks and uncertainties are the normal risks involved in mining and the permitting process, to which the Company's operations are subject.

                         T A B L E  O F  C O N T E N T S

                                                                           PAGE
GLOSSARY...................................................................  5

ITEM 1 - BUSINESS..........................................................  6

THE COMPANY................................................................  6
   General.................................................................  6
   Summary of Properties...................................................  7
   Other Information.......................................................  8
   Executive Officers of the Company.......................................  9

OPERATING SUMMARY.......................................................... 11
   Gold Production......................................................... 11
   Cash Cost of Production per Ounce of Gold
     Produced.............................................................. 11
   Royalty Cost Per Ounce of Gold Produced................................. 12

SUMMARY OF RESERVES AND OTHER
   MINERALIZATION.......................................................... 13
   Proven and Probable Mineable Reserves................................... 13
   Contained Ounces of Gold................................................ 14
   Effects of Development Drilling During Fiscal
     1996.................................................................. 15
   Exploration and Development Expenditures................................ 15
   Other Mineralization.................................................... 16

PRODUCTION METHOD.......................................................... 17

GOLD SALES................................................................. 18

OTHER CONSIDERATIONS....................................................... 18
   Gold Prices............................................................. 18
   Regulatory and Environmental Factors.................................... 19
   Reclamation............................................................. 20
   Calculation of Reserves................................................. 21
   Insurance and Mining Risks.............................................. 21
   Title Matters........................................................... 22
   Permitting.............................................................. 22
   Supplies, Utilities and Transportation.................................. 23
   Competition............................................................. 23
   Political and Economic Conditions in Mexico and
     Indonesia............................................................. 23
   Employees............................................................... 23

ITEM 2 - PROPERTIES........................................................ 24

PICACHO MINE, CALIFORNIA................................................... 24
   Property and Material Agreements........................................ 24
   Production Equipment and Power.......................................... 25
   History................................................................. 25
   Geology................................................................. 26
   Mining Operations and Reserves.......................................... 26
   Permitting.............................................................. 26
   Production.............................................................. 27

RAND MINING COMPANY........................................................ 27
   Property and Material Agreements........................................ 27
   Production Equipment and Power.......................................... 29
   History................................................................. 29
   Geology................................................................. 30
   Mining Operations and Reserves.......................................... 30
   Permitting.............................................................. 31
     Rand Pad and Process Facilities (formerly the
        Rand Project)...................................................... 32
   Production.............................................................. 33

OTHER LANDS................................................................ 33
   Alto Mine, California................................................... 33
   Imperial Project, California............................................ 33
     Material Agreements................................................... 33
     Geology............................................................... 34
     Reserves.............................................................. 35
     Future Operations..................................................... 35
   Mexico.................................................................. 35
     Exploration........................................................... 35
     Cieneguita Property, Mexico........................................... 35
     La Jojoba Property, Sonora, Mexico.................................... 37
   Indonesia - Gunung Pani Joint Venture Project........................... 38

ITEM 3 - LEGAL PROCEEDINGS................................................. 39

ITEM 4 - SUBMISSION OF MATTERS TO A
   VOTE OF SECURITY HOLDERS................................................ 40

ITEM 5 - MARKET INFORMATION AND
   RELATED SHAREHOLDER MATTERS............................................. 40
   Stock Exchanges (TSE/NYSE:GLG).......................................... 40
   Shareholders............................................................ 42
   Dividends............................................................... 42
   Investment Canada Act................................................... 43
   Certain Tax Matters..................................................... 44
   United States Federal Income Tax Considerations......................... 44
     U.S. Holders.......................................................... 45
     Distributions on Common Shares of the
        Company............................................................ 45
     Foreign Tax Credit.................................................... 46
     Disposition of Common Shares of the
        Company............................................................ 46
     Other Considerations.................................................. 46
     Passive Foreign Investment Company.................................... 47
   Canadian Federal Income Tax Considerations.............................. 47

ITEM 6 - SELECTED FINANCIAL
   INFORMATION............................................................. 48

ITEM 7 - MANAGEMENT DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS............................................... 49
   General................................................................. 49

                                                                           PAGE
   Revenue................................................................. 51
   Cost of Production...................................................... 51
   Expenses................................................................ 52
   Other Income and Expenses............................................... 53
   Liquidity and Capital Resources......................................... 53
   Capital Expenditures.................................................... 54
   Hedging................................................................. 55
   Break Even Price Per Ounce of Gold...................................... 55
   Regulatory, Environmental and Other Risk
     Factors............................................................... 56
     Reclamation........................................................... 56

ITEM 8 - FINANCIAL STATEMENTS AND
   SUPPLEMENTARY DATA...................................................... 57
   Index to Financial Statements........................................... 57

ITEM 9 - DISAGREEMENTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE................................................ 84

ITEM 10 - DIRECTORS AND EXECUTIVE
   OFFICERS OF THE COMPANY................................................. 84

ITEM 11 - EXECUTIVE COMPENSATION........................................... 84

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
   BENEFICIAL OWNERS AND MANAGEMENT........................................ 84

ITEM 13 - CERTAIN RELATIONSHIPS AND
   RELATED TRANSACTIONS.................................................... 84

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
   SCHEDULES AND REPORTS ON FORM 8-K....................................... 85

Financial Statements and Financial Statement
   Schedules............................................................... 85

Reports on Form 8-K........................................................ 85

Exhibits................................................................... 85

                                    GLOSSARY



CONTAINED OUNCES:              The ounces of metal in reserves obtained by
                               multiplying tonnage by grade.

CUT-OFF GRADE:                 The grade below which mineralized material will
                               be considered waste rather than ore.

DEVELOPMENT:                   The preparation of a known commercially mineable
                               deposit for mining.

GEOCHEMICAL                    SURVEY: The sampling of rocks, stream sediments,
                               and soils in order to locate abnormal
                               concentrations of metallic elements or minerals.
                               The samples are usually assayed by various methods to determine the quantities of elements or minerals in each sample.

GEOPHYSICAL SURVEY:            The exploration of an area in which physical
                               properties relating to geology are used.
                               Geophysical methods include seismic, magnetic, gravity and induced polarization techniques.

GGX:                           Glamis Gold Exploration, Inc.

MINEABLE RESERVES:(1) That portion of the proven and probable reserves which may be mined and sold at a profit, taking into account all mining parameters.

MINERALIZED:                   Mineral-bearing; the metallic minerals may have
                               been either a part of the original rock unit or injected at a later time.

NET SMELTER RETURNS:           Gross sales proceeds received from the sale of
                               production obtained from a property, less the costs of insurance, smelting, refining (if applicable) and the cost of transportation of production from the mine or mill to the point of sale.

ORE: A metal or mineral or a combination of these of sufficient value as to quality and quantity to enable it to be mined at a profit.

RESERVES:                      Proven and Probable Reserves together.

OZ/T: Troy ounces of metal per ton of material. One oz/t is equivalent to 31.103 grams per ton or
                               34.286 grams per tonne.

PATENTED MINING CLAIM:         A mineral claim which has been surveyed, and
                               which grants the land within the surveyed area to the grantee.

PROBABLE RESERVES:(1)          The material for which tonnage and grade are
                               computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely as to establish its grade throughout.

PROVEN RESERVES:(1)            The material for which tonnage is computed from
                               dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established, for which the computed tonnage and grade are judged to be accurate within limits which shall be stated and for which it shall be stated whether the tonnage and grade of proven ore or measured ore are in situ or extractable, with dilution factors shown, and reasons for the use of these dilution factors clearly explained.

RAND:                          Rand Mining Company.

RECOVERY RATE:                 The percentage of metals or minerals which are
                               recovered from ore during processing.

STRIPPING RATIO:               The ratio of waste to ore that will be
                               experienced in mining an ore body.

UNPATENTED LODE MINING CLAIM:  A mineral claim located on land owned by the
                               United States which grants the minerals in place and exclusive possession of the land within the claim area to the recorded owner.


(1) The definitions of mineable, proven and probable reserves are those used in Canada by provincial securities regulatory authorities and are set forth in National Policy No. 2A of such regulatory authorities. The reader should be aware that the definition standards enunciated in National Policy No. 2A differ in certain respects from those set forth in SEC Industry Guide 7, which contains the definitions and parameters of disclosure for issuers engaged in significant mining operations.


                                    PART I

ITEM 1 - BUSINESS

                                  THE COMPANY

GENERAL

Glamis Gold Ltd. (the "Company") was incorporated under the laws of the Province of British Columbia on September 14, 1972 under the name Renniks Resources Ltd. (N.P.L.). Since incorporation, the Company has undergone several capital reorganizations and on December 12, 1977 the name of the Company was changed to Glamis Gold Ltd.

The Company's head and executive offices are located at 3324 Four Bentall Centre, 1055 Dunsmuir Street, Vancouver, British Columbia, V7X 1L3.

The Company's operations are conducted through its wholly-owned Nevada subsidiary Glamis Gold, Inc. and Glamis Gold, Inc.'s wholly-owned subsidiaries, Chemgold, Inc., a California corporation and Rand Mining Company and Glamis Gold Exploration, Inc., each Nevada corporations. In addition, the Company has a wholly-owned Mexican subsidiary called Minera Glamis S.A. de C.V. In this Report, unless the context indicates otherwise, the term the "Company" refers to the Company together with Glamis Gold, Inc., its subsidiaries and Minera Glamis S.A. de C.V.

SUMMARY OF PROPERTIES

The Company is engaged in the mining and extraction of precious metals by open-pit mining and heap leaching method and has an active program of exploration and development of precious metal properties. It initiated heap leaching in California in 1981 and is recognized as a leader in the use of this process. See Item 1 "Operating Summary - Production Method" for a description of the heap leaching process.

The Company produces gold from two operating mines located in California: the Picacho mine (the "Picacho Mine") located in Imperial County and the Rand mine ("Rand Mine") located in Kern County. Due to a commingling of assets and sharing of services and equipment, the Company's Yellow Aster Mine and Baltic Mine, which prior to this Report have been reported separately, have been combined herein under the heading the "Rand Mine" which is comprised of 3 ore bodies: the Yellow Aster Pit, the Baltic Pit and the Lamont Pit and 3 processing facilities: the Yellow Aster Facilities, the Baltic Facilities and the Rand Facilities. See
Item 2 - "Properties" for a description of the mines and processing facilities.

The Company holds a 100% interest in a property located in Imperial County, California (the "Imperial Project") which is currently being permitted for future mining activities. A Final Feasibility Report on this project was presented to the Board of Directors on May 1, 1996. The Report showed the project has a very favourable net present value. On May 2, 1996, the Board of Directors approved the project and directed pursuit of necessary permits to begin mining as soon as possible. With the timely receipt of all required permits, it is expected that gold production will begin in approximately the first quarter of 1998. See Item 2 - "Properties - Other Lands" for a description of this project.

The Company is a party to a joint venture arrangement in respect of a property located in Mexico in which it has a 60% interest. The joint venture has the right to acquire a 100% interest in the Cieneguita property ("Cieneguita Property") located in the State of Chihuahua, Mexico which has been placed into production. See Item 2 - "Properties - Other Lands" for a description of this property.

During the fiscal year ended June 30, 1994, the Company initiated an exploration program in Mexico to search out potential mining areas which have not been subject to any known exploration by other parties. The program was curtailed during the fiscal year ended June 30, 1995 because no properties were found which met the Company's criteria for open-pit, heap leach operations.

On August 14, 1996, the Company entered into a letter of intent with Paramount Ventures & Finance Inc., a public company, the shares of which are listed on the Vancouver Stock Exchange, which provided for the Company acquiring 2,000,000 Units of Paramount at Cdn.$2.25 per Unit (which has been done) and acquiring 50% of Paramount's interest in the Gunung Pani Gold Project on North Sulawesi Island of Indonesia. To earn the interest the Company is to fund all exploration and development costs up to the time of delivery of a positive Feasibility Study. See Item 2 - "Properties - Other Lands - Indonesia."

The Company's approach to the acquisition of mining properties has generally been to limit its review to undeveloped precious metal properties that others have explored in sufficient detail to demonstrate that the properties have significant potential gold mineralization or to review companies which own such properties. Of particular interest to the Company are properties on which reserves have been established by major companies. While such properties may not be economic for other companies to develop, the Company's expertise in the profitable exploitation of low grade ores through the heap leaching process may make the properties attractive to the Company.

The Company's criteria for property acquisition normally are:

- the property should have the potential for large reserves that can be mined on an open pit basis,

-        the ore should be suitable for gold extraction by heap leaching, and

- the property should be capable of being brought into production in stages to avoid large capital outlays at any one time.

Based on the ounces of gold contained in the proven and probable mineable reserves as at December 31, 1996 on the properties in which the Company has an interest, and the Company's ownership interests and rights in such properties, the Company estimates its gold reserves to be approximately 2,969,701 contained ounces. See "Summary of Reserves and Other Mineralization".

OTHER INFORMATION

The Company's mining operations are subject to the normal risks of mining and its profits are subject to fluctuations in the price of gold which fluctuate widely and are affected by numerous factors beyond the Company's control. The imposition of a proposed gross royalty on all production from federal lands in the United States, if it becomes law, will affect the profitability of the operations of the Rand Mine from its Baltic and Lamont Pits and of the Imperial Project (the Picacho Mine and Yellow Aster Pit at the Rand Mine are primarily on private or patented land and will not be materially affected). The Company's mining operations are subject to health, safety and environmental legislation and regulations, changes in which could cause additional expenses, capital expenditures, restrictions and delays in the Company's activities, the extent of which cannot be predicted. Certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt. In addition, the Company has mining interests in Mexico and Indonesia which may be affected by changes in the political and economic environment in these countries. See "Other Considerations".

EXECUTIVE OFFICERS OF THE COMPANY

The following are the names of the executive officers of the Company, their ages and positions with the Company:

NAME                            AGE     POSITION
----                            ---     --------
Chester Ferguson Millar          70     Chairman and Director
Vancouver, British Columbia

Allen Dan Rovig                  58     President, Chief Executive Officer and
Reno, Nevada                            Director

Lorne Barry Anderson             62     Chief Financial Officer and Treasurer
Vancouver, British Columbia

James Richard Billingsley        74     Vice-President, Administration and
Vancouver, British Columbia             Director


CHESTER F. MILLAR is the Chairman of the Board of the Company and has been since November of 1989. Mr. Millar was President and Chief Executive Officer of the Company over the period August 1985 to November 1989. Mr. Millar is a pioneer of the gold heap leaching technique, creating the first heap leach operations in California, Alaska, Honduras and New Zealand.

A. DAN ROVIG is a director, President and Chief Executive Officer of the Company and its subsidiaries and has been since November 1989. From September 1988 to November 1989, Mr. Rovig was President of the Company's subsidiaries. Before joining the Company in September of 1988 he was, for five years, an executive officer of British Petroleum Minerals Ltd., including its subsidiaries Amselco Minerals Inc. and BP Minerals America.

JAMES R. BILLINGSLEY is a director of the Company and Vice-President in charge of corporate administration, a position which he has held since joining the Company in August of 1986.

LORNE B. ANDERSON is Chief Financial Officer and Treasurer of the Company, a position which he has held since joining the Company in May of 1988.

         LOCATION MAP OF THE COMPANY'S OPERATIONS IN THE UNITED STATES

        The map shows the southern one-half of California and the part of Nevada which is adjacent thereto. The location of the operations of Rand Mining Co. is shown to be in California, lying west of Las Vegas, Nevada and northeast of Los Angeles, California, being on California highway 195. The location of the operations of Chemgold Inc. and of the Imperial Project are shown to be in the southeast part of California, lying west of Yuma, Arizona and east of San Diego, California.

                               OPERATING SUMMARY

GOLD PRODUCTION

The following table describes, for the fiscal year ended December 31, 1996, for the six months ended December 31, 1995 and for the 1995 and 1994 fiscal years ended June 30, gold production from the Company's mining operations.

                                GOLD PRODUCTION

                                           OUNCES OF GOLD PRODUCED FOR FISCAL PERIODS
---------------------------      --------------------------------------------------------------
                                                    SIX MONTHS
                                                       ENDED
MINE                              DECEMBER 31       DECEMBER 31                JUNE 30
---------------------------      ------------      -------------      -------------------------
                                     1996              1995              1995           1994
                                 ------------      -------------      ----------      ---------
Picacho(1)                         34,621             14,434            25,290         23,333
Rand(2)                            85,762             29,814            76,272         81,134
Cieneguita(3)                       1,208                561                 -              -

                                 ------------      -------------      ----------      ---------

Total Production                  121,591             44,809           101,562         104,467
                                 ============      =============      ==========      =========

Percentage increase (decrease) from    36%               (12)%(4)           (3)%            34%
prior period (on an annualized basis)

---------------


(1) 329,776 ounces of gold have been produced from the Picacho Mine since commencement of production in 1980 to December 31, 1996.

(2) 443,266 ounces of gold have been produced from the Rand Mine since commencement of production in 1987 to December 31, 1996.

(3) This reflects the Company's 60% interest in total production which commenced in November 1995.

(4)      The percentage decrease has been calculated on an annualized basis.

CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

The following table describes for the fiscal year ended December 31, 1996 and for the six months ended December 31, 1995 and for the 1995 and 1994 fiscal years ended June 30, the cash cost of production related to the Company's mining operations. Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.

              CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

                                                       FISCAL PERIODS ENDED
-----------------------------      ------------------------------------------------------------
                                                        SIX MONTHS
                                    DECEMBER 31            ENDED
MINE                                                    DECEMBER 31              JUNE 30
-----------------------------      --------------      -------------      ---------------------
                                        1996               1995            1995          1994
                                   --------------      -------------      -------      --------
Picacho                                 $162               $162             $216          $218
Rand                                    $214               $316             $197          $184
                                         ---               ----             ----          ----


Average For All Mines                   $200               $265             $202          $192
                                        ====               ====             ====          ====

Percentage increase (decrease) from    (25)%              31%(1)              5%            3%
prior period

----------------

(1)      Comparison is to costs for the year ended June 30, 1995.


ROYALTY COST PER OUNCE OF GOLD PRODUCED

The following table describes, for the fiscal year ended December 31, 1996 and for the six months ended December 31, 1995 and for the 1995 and 1994 fiscal years ended June 30, the royalty cost per ounce of gold produced from the Company's mining operations.

                    ROYALTY COST PER OUNCE OF GOLD PRODUCED

                                                       FISCAL PERIODS ENDED
-----------------------------      ------------------------------------------------------------
                                                        SIX MONTHS
                                    DECEMBER 31            ENDED
MINE                                                    DECEMBER 31              JUNE 30
-----------------------------      --------------      -------------      ---------------------
                                        1996               1995            1995          1994
                                   --------------      -------------      -------      --------
Picacho                                 $38                 $38              $37           $37
Rand                                    $17                 $13              $14           $11
                                        ---                 ---              ---           ---

Average For All Mines                   $23                 $21              $20           $17
                                        ===                 ===              ===           ===

                 SUMMARY OF RESERVES AND OTHER MINERALIZATION

PROVEN AND PROBABLE MINEABLE RESERVES

The following table describes the Company's proven and probable mineable reserves as at December 31, 1996, December 31, 1995 and June 30, 1995 and 1994. Mineable reserves do not reflect losses in the heap leaching process, but do include allowance for dilution of ore in the mining process. Proven and probable mineable reserves as at December 31, 1996 for the Rand Mine and the Imperial Project have been calculated based on a gold price of $400 per ounce and for the Picacho Mine were calculated based on a gold price of $380 per ounce. For December 31 and June 30, 1995 they have been calculated based on a gold price of $380 per ounce at the Picacho Mine and $400 per ounce at the Rand Mine and for the Imperial Project. For the fiscal year ended June 30, 1994 the reserves were based on a gold price of $380 for all sites. Reference should be made to the Glossary on page [5] for a description of terms used herein.

                     PROVEN AND PROBABLE MINEABLE RESERVES


MINE OR PROJECT               FISCAL YEAR ENDED DECEMBER 31, 1996
------------------------ ----------------------------------------------
                                                        GOLD GRADE (OZ/T)
                                     TONS                   (AVERAGE)
                         ----------------------------
                             PROVEN        PROBABLE
RAND MINE                  51,066,000      18,542,000         0.020

PICACHO MINE                1,065,500          60,700         0.035

IMPERIAL PROJECT           81,623,700      13,504,500         0.016
                          -----------      ----------         -----

TOTAL(1)                  133,755,200      32,107,200         0.018
                          ===========      ==========         =====

(1) The proven and probable reserves as at December 31, 1996 were calculated by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.

                     PROVEN AND PROBABLE MINEABLE RESERVES


MINE OR PROJECT          SIX MONTHS ENDED DECEMBER 31, 1995
--------------------- ----------------------------------------
                                                    GOLD GRADE
                                                     (OZ/T)
                                TONS                (AVERAGE)
                      -------------------------
                         PROVEN      PROBABLE
  RAND MINE           55,220,400     3,907,700        0.023

  PICACHO MINE         2,790,900       174,500        0.039

  IMPERIAL PROJECT    73,796,000    16,039,000        0.017
                     -----------    ----------        -----

  TOTAL(1)           131,807,300    20,121,200        0.020
                     ===========    ==========        =====

MINE OR PROJECT                      FISCAL YEARS ENDED JUNE 30
------------------  ------------------------------------------------------------------
                                1995                           1994
                    ----------------------------- ------------------------------------
                                             GOLD                               GOLD
                                             GRADE                              GRADE
                                             (OZ/T)                            (OZ/T)
                              TONS          (AVERAGE)       TONS              (AVERAGE)
                    -----------------------           -----------------------
                      PROVEN      PROBABLE               PROVEN     PROBABLE
RAND MINE           58,009,200    3,907,700   0.0231   48,664,200   5,619,900   0.0228


PICACHO MINE         3,433,900      185,400    0.037    4,405,000     298,600    0.034


IMPERIAL PROJECT    73,796,000   16,039,000    0.017         --          --       --
                   -----------   ----------   ------   ----------   ---------   ------

TOTAL              135,239,100   20,132,100    0.020   53,069,200   5,918,500   0.0237
                   ===========   ==========   ======   ==========   =========   ======


CONTAINED OUNCES OF GOLD

The following table describes the ounces of gold contained in the Company's proven and probable mineable reserves as at the fiscal year ended December 31, 1996, the six months ended December 31 1995 and the 1995 and 1994 fiscal years ended June 30. The ounces of gold which will actually be recovered from these reserves will depend on actual gold grades encountered and recovery rates(1).

                           CONTAINED OUNCES OF GOLD


MINE OR PROJECT                       DECEMBER 31                      JUNE 30
---------------------------  -----------------------------      ----------------------
                                 1996            1995             1995         1994
                             -------------   -------------      ---------   ----------
RAND MINE                      1,414,655       1,364,200        1,433,300    1,238,800

PICACHO MINE                    39,501           114,578          133,291      158,821

IMPERIAL PROJECT               1,515,545       1,509,004        1,509,004          -
                             -------------   -------------      ---------   ----------
TOTALS(1)                      2,969,701       2,987,782        3,075,595    1,397,621
                             =============   =============      =========   ==========

Percentage increase                   (1)%            (3)%(2)         120%          2%
(decrease) from
prior period


(1) Recovery rates experienced at the Company's operating mines from start-up to December 31, 1996 are as follows:

            Mine              Recovery Rate
            ----              -------------
            Picacho              65.0%
            Rand                 58.2%

(2) Comparison is to reserves as at June 30, 1995.

EFFECTS OF DEVELOPMENT DRILLING DURING FISCAL 1996

The effects of mining at each of the Company's mines during the period January 1, 1996 to December 31, 1996 are as follows:

      PICACHO MINE - During year 1996, 1,631,600 tons of ore were mined and 58,525 ounces of gold were placed on the heap leach pad at the Picacho Mine. No exploration drilling was conducted at the Picacho Mine during fiscal 1996. Gold reserves decreased by 75,077 ounces due to diminution of the reserves as the mine enters its final year of production.

      IMPERIAL PROJECT - During fiscal 1996, a development drilling program increased the proven and provable mineable reserves for this project by 5,293,200 tons to 95,128,200 tons as at December 31, 1996. The ounces of contained gold increased by 6,541 ounces to 1,515,545 ounces. The average grade of ore for the project dropped slightly from 0.017 ounces of gold per ton to 0.016 ounces of gold per ton as dilution was added to the reserve base.

      RAND MINE - During the year ended December, 1996, 8,840,600 tons of ore containing 157,955 ounces of gold were mined and placed on the heap leach pads at Rand Mine and 85,762 ounces of gold were recovered. The development drilling program during fiscal 1996 added 208,410 ounces of gold to the gold reserves.

EXPLORATION AND DEVELOPMENT EXPENDITURES

The following table lists the amount of expenditures incurred by the Company on exploration and mine development activities during the fiscal year ended December 31, 1996, the six months ended December 31, 1995, and the fiscal years ended June 30, 1995 and 1994.

                   EXPLORATION AND DEVELOPMENT EXPENDITURES

                                            FISCAL PERIODS ENDED
--------------------   --------------------------------------------------------------
                                       SIX MONTHS ENDED
MINE OR PROJECT         DECEMBER 31      DECEMBER 31                JUNE 30
--------------------   ------------   -----------------   ---------------------------

                           1996             1995             1995         1994
                       ------------   -----------------   ----------   ----------
Picacho Mine                  --             --             --       $   18,580

Rand Mine               $  513,382     $  238,645     $  428,190        501,330

Imperial Project         2,010,282      1,205,000      1,379,000        380,000

Miscellaneous
Projects in                191,684         75,000      1,181,051           --
the United States

Mexico(1)                  197,891        174,000        977,000      1,705,000

(1) Approximately $475,000 of the fiscal year June 30, 1995 and $874,000 of the fiscal year June 30, 1994 expenditures were in respect of exploration activities not associated with the Cieneguita Property. During the fiscal year ended December 31, 1996, the Company spent approximately $197,891 on the La Jojoba property located in the State of Sonora, Mexico, $193,591 of which was expended on exploration activities and $4,300 of which was expended on property payments. On March 4, 1996 the Company delivered a notice of termination to Aquiline in respect of the Company's involvement in the La Jojoba property.]


OTHER MINERALIZATION

In addition to the proven and probable mineable reserves described above, the Company has delineated certain other mineralization. Other mineralization has not been included in the proven and probable mineable reserve estimates because even though enough drilling has been performed to indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources do not qualify as proven and probable reserves under applicable definitions and accordingly are not commercially mineable ore bodies and will not become so until further drilling, metallurgical work and/or other economic and technical feasibility factors based upon such work are resolved. Other mineralization has been calculated solely by the Company. Other mineralization associated with the Company's operating mines and other projects is as follows:

                             OTHER MINERALIZATION

                              FISCAL YEAR ENDED DECEMBER 31, 1996
                            ----------------------------------------
                                            GOLD GRADE    CONTAINED
MINE OR PROJECT                 TONS         (OZ/T)      OUNCES GOLD
-------------------------   ------------   -----------   -----------
                                            (average)
RAND MINE                    18,685,000        0.021       398,800

PICACHO MINE                     16,100        0.037           589

IMPERIAL PROJECT             12,417,000        0.016       200,879
                             ----------        -----       -------

TOTALS                       31,118,100        0.019       600,268
                             ==========        =====       =======

                               SIX MONTHS ENDED DECEMBER 31, 1995
                            ----------------------------------------
                                            GOLD GRADE    CONTAINED
MINE OR PROJECT                 TONS         (OZ/T)       OUNCES GOLD
-------------------------   ------------   -----------   -----------
                                            (average)
RAND MINE                   30,877,700         0.018          554,700

PICACHO MINE                    21,400         0.047              997

IMPERIAL PROJECT            12,438,000         0.017          213,401
                            ----------         -----          -------

TOTALS                      43,337,100         0.018          769,098
                            ==========         =====          =======

                                       FISCAL YEARS ENDED JUNE 30
                            ---------------------------------------------
MINE OR PROJECT                           1995                    1994
-------------------------   ---------------------------------  ----------

                                          GOLD       CONTAINED    CONTAINED
                                          GRADE      OUNCES      OUNCES
                               TONS      (OZ/T)       GOLD        GOLD
                            ----------  ---------   ---------  ----------
                                        (average)
RAND MINE                   30,877,700     0.018      554,700      149,364

PICACHO MINE                    25,700     0.046        1,187        3,056

IMPERIAL PROJECT            12,438,000     0.017      213,401         --
                            ----------     -----      -------      -------

TOTAL                       43,341,400     0.018      769,288      152,400
                            ==========     =====      =======      =======


                               PRODUCTION METHOD

The Company uses the heap leach method to extract gold from low-grade ores. This process involves piling relatively coarse ore on an impervious membrane and allowing a dissolving fluid (a weak cyanide solution in the case of gold recovery) to seep down through the pile. The valuable metals are contained in the leaching solution that drains from the bottom of the pile and is subsequently collected on carbon and then recovered by electrolysis and smelting.

Many aspects of ores have a large influence on the leachability or recovery of the contained precious metals. For example, the presence of certain clays may hinder the movement of solutions through the pile and the lack of fractures or porosity in the ore may shield the contained metals from the leaching solution, making them largely unrecoverable. The best leaching ores are those that are fractured, oxidized, and free of chemicals that consume the active ingredient in the leaching solution.

Because of the nature of the ore at the Company's operating mines, crushing is not needed. As a result, the ore is taken from the pits and unloaded directly from trucks onto leach piles. Alkalinity of the ore is controlled by adding modifying reagents. The modifying reagents are used to increase the alkalinity of the ore, because the weak cyanide leaching solution used in the process is unstable in anything but an alkaline environment. Sprinklers or drippers are placed on top of the leach pile and the leaching solution is applied.

Drain pipes which collect the leaching solution are buried in a layer of sand which protects the underlying impervious liner. The drainage system is usually segmented to allow parts of the piles to be leached independently. Each segment also contains a leak detection system so that, if a leak in the liner occurs, the area of the leak can be isolated. Ore is piled in successive layers on the leach pad to a total height of several hundred feet. When one layer of the pile has been adequately leached, another layer of ore is placed on top and the leaching process is continued.

The gold-bearing solutions drain from the leach pile and are collected in a pregnant solution pond. From here the solution is pumped through columns of sand-sized activated carbon and a gold-oxygen-cyanide complex is captured in the carbon pores. The carbon is removed and backwashed with a hot caustic or caustic-cyanide solution that releases the gold complex from the carbon. The solution is then passed through an electrowinning circuit where the gold is deposited on steel wool batts. The batts are removed and broken down into a sludge. The sludge or the steel wool plus gold is smelted in a crucible and poured into a mold forming a dore bar. During the fiscal year ended December 31, 1996, the gold and silver content of the Company's gold product shipped to the refinery was an average of approximately 78% gold and 12% silver for the gold precipitates from Picacho Mine, an average of approximately 80% gold and 15% silver for dore from the Rand Mine.


                                  GOLD SALES

The dore bullion produced by Rand and gold precipitates produced at the Picacho Mine are shipped to Engelhard Industries West Inc. ("Engelhard") of Anaheim, California where they are refined by Engelhard to produce 99.99% pure gold. Engelhard receives a refining and handling charge of approximately $1.60 per ounce of gold produced.

Refined gold is either delivered against an existing future sales contract or sold at the spot price for gold 2 days prior to the day of delivery to one of various precious metal merchants for delivery to the London, U.K. market. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Hedging".


                             OTHER CONSIDERATIONS

GOLD PRICES

The Company's profitability is strongly influenced by the price of gold which fluctuates widely and which is affected by a number of factors outside of the Company's control, including expectations for inflation, levels of interest rates, demand for gold, global or regional political and economic conditions and production expectations in major gold producing regions. The following table sets forth for the calendar years indicated the annual high and low gold prices per troy ounce on the London Bullion Market and Comex in New York.

CALENDAR YEAR                  LONDON BULLION MARKET                      COMEX
---------------------      -----------------------------      -----------------------------
                               HIGH             LOW               HIGH              LOW
                           -----------      ------------      -------------      ----------
1996                        $414.80           $367.40            $414.70         $368.00
1995                         396.95            372.40             395.40          371.20
1994                         396.25            369.65             398.00          370.60
1993                         406.60            325.20             407.00          325.30
1992                         359.60            330.35             359.30          329.70
1991                         403.70            343.50             403.20          344.30
1990                         423.75            345.85             422.40          346.80
1989                         417.15            355.75             418.90          358.10


The London fixing price of gold on December 31, 1996 was $369.55 per ounce and on March 13, 1997 the London noon fixing price was $352.90 per ounce.

REGULATORY AND ENVIRONMENTAL FACTORS

The United States mining operations of the Company are subject to extensive federal, state and local laws and regulations governing exploration development and production. In addition such mining operations are subject to inspection and regulation by the Mining, Safety and Health Administration of the Department of Labor under provisions of the Federal Mine Safety and Health Act of 1977, which is designed to ensure operational safety and employee health and safety. The United States government also regulates the environmental impact of the mining industry through the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act of 1976 and the Federal Land Policy and Management Act of 1976. In addition to imposing air quality standards and other pollution controls, the most significant provisions of the above legislation deal with mineral land reclamation and waste discharges from mines, mills and further processing operations. The Company is also subject to extensive health and safety regulations at the state level, as well as legislation and regulation with respect to the environmental impact of its mining operations in the State of California.

Compliance with such laws and regulations has increased the costs of planning, designing, drilling, developing, constructing, operating and closing mining operations. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or continue to operate a mine.

Standard open-pit mining techniques have been established to meet reclamation requirements imposed by regulatory authorities. Such authorities generally require a mining company to return sites to safely-contoured slopes, but usually do not require backfilling of excavated areas. Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds. Due to the impervious qualities of the heap leach pad and the closed nature of the leaching system, the Company believes that its processing operations have a modest effect on the environment.

Though the Company believes that its mining operations are in compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future however, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted.

During the three years ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, the Company made no material capital expenditures with respect to environmental compliance save and except as required by permits for construction at its mining operations and for reclamation being carried out concurrently with mining operations and estimates that it will make no material capital expenditures in this area during the fiscal year ending December 31, 1997. During the year ended December 31, 1996 the Company had four small reportable releases or spills at its operations. In all cases the appropriate authorities were notified and clean-up was undertaken immediately. Measures, including procedural changes and education were taken to prevent re-occurrence of the incidents. No action by the authorities is expected in respect of either occurrence. See "Insurance and Mining Risks".

The Company's unpatented mining claims on federal lands are currently subject to procedures established by the U.S. General Mining Law of 1872. Legislation has been introduced in prior and current sessions of the U.S. Congress to make significant revisions to the U.S. Mining Laws including strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and which could have a material adverse effect on the Company's ability to develop minerals on federal lands. The proposed revisions would also impose royalties on gold production from unpatented mining claims. Although legislation has not been enacted, attempts to amend these laws can be expected to continue. The extent of the changes that actually will be enacted and their potential impact on the Company cannot be predicted. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Regulatory, Environmental and Other Considerations".

RECLAMATION

The Company generally is required to mitigate long-term environmental impacts by stabilizing, contouring, reshaping and revegetating various portions of a site once mining and processing are completed.

Reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. Whenever feasible, reclamation is conducted concurrently with mining.

The following table which describes the Company's reserve for reclamation costs indicates that reclamation expenditures, for the past three and one-half years, have not been material.

                     RESERVE FOR RECLAMATION COSTS ($000)

                                             FISCAL PERIODS ENDED
                              ---------------------------------------------------
                                                SIX MONTHS
                               DECEMBER 31        ENDED
                                               DECEMBER 31          JUNE 30
                              --------------  --------------  -------------------
                                   1996            1995         1995       1994
                              --------------  --------------  ---------  --------
Balance at beginning of period      $1,163        $1,048      $  851      $627

Increase in reserve based on           433
units of production                                  129         248       270
                                    ------        ------      ------      ----

                                     1,596         1,177       1,099       897

Expenditures for reclamation            18            14          51        46
                                    ------        ------      ------      ----

Balance at end of period            $1,578        $1,163      $1,048      $851
                                    ======        ======      ======      ====

CALCULATION OF RESERVES

There are numerous uncertainties inherent in estimating proven and probable mineable reserves including many factors beyond the control of the Company. The estimation of reserves is in part a subjective process and the accuracy of any reserve estimate is a function of the quality of available data and of engineering, metallurgical and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Assumptions about prices are subject to great uncertainty and prices of gold and silver have fluctuated widely in recent years. Should any significant reduction in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

INSURANCE AND MINING RISKS

Mining operations are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labour disputes, encountering unusual or unexpected geologic conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards, earthquakes and rock slides.

The open-pit mining operations which the Company carries out are generally subject to such risks, with the primary risk being slope failure. The Company has not experienced any slope failure that has materially affected its open-pit mines however, no assurance can be given that such will not occur. A major slope failure could materially reduce production from the affected area for some time, although for large open-pits, because mining is done in phases whereby pit walls are pushed back to final pit boundaries, a slope failure in one area would not necessarily affect mining in another area or overall pit design.

The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance, including special liability policies, applicable to motor vehicles. It is also insured against dishonesty and gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured loss, subject to a two-day waiting period and a maximum indemnification period of one year. See "Item 2 - Properties" and "Title Matters" below for information pertaining to title insurance held on certain of the Company's mining properties.

The Company is specifically excluded by its insurers from coverage against environmental pollution risks. The Company believes that it has taken adequate precautions to minimize the risk of environmental pollution however, there is some risk that the weak cyanide solution applied to heaps may leak into the adjacent land surface which could result in the Company's operations for the affected heap leach pad being shut down. See "Other Considerations Regulatory and Environmental Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations - Regulatory, Environmental and Other Risk Factors".

TITLE MATTERS

Title to mining properties in the western United States involves certain inherent risks due to the impossibility of determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mining properties. Although the Company believes it conducted reasonable investigations (in accordance with standard mining industry practice) of the validity of ownership of and the ability of its sellers to transfer mining claims and other interests to it, there can be no assurance that it holds good and marketable title to all of its U.S. properties. The Company has conducted limited reviews of title and obtained representations regarding ownership from sellers. The Company's practice is, if possible, to obtain title insurance with respect to its major producing properties. This insurance however is not sufficient to cover loss of investment or of future profits. In addition, certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt.

PERMITTING

The Company is seeking governmental permits for certain of its development and mining projects. Obtaining such permits is a complex and time consuming process involving numerous federal, state and local agencies. The time involved and success in obtaining such permits is contingent upon many variables not within the Company's control. The failure to obtain such permits could have a material adverse effect on the Company's business, operations and prospects. See "Item 2 - Properties".

SUPPLIES, UTILITIES AND TRANSPORTATION

The principal supplies needed for the operation of the Company's mines are explosives, diesel fuel, chemical reagents (including cyanide, lime and sodium hydroxide), equipment parts and lubricants.

Power is supplied to the Company's mines by power companies or diesel generators. Each mine has access to adequate water.

Each of the Company's mines has good road access by either paved or gravel roads from state highways.

COMPETITION

The Company competes with other mining companies for the acquisition of mining claims and leases. There is significant and increasing competition for a limited number of gold acquisition opportunities both within the United States and world wide and as a result of this competition, the Company may be unable to acquire attractive gold mining properties on terms acceptable to it.

POLITICAL AND ECONOMIC CONDITIONS IN MEXICO AND INDONESIA

The Company has mining interests in Mexico and Indonesia and accordingly the Company may be affected by any political or economic instability which arises in these countries. The risks include, but are not limited to: terrorism, military repression, expropriation, extreme fluctuations in currency exchange rates and high rates of inflation. Also, changes in mining or investment policies or shifts in political attitude in Mexico or Indonesia may adversely affect the Company's business in such countries. In addition, the Company's operations in Mexico and Indonesia will be affected in varying degrees by government regulations with respect to production, price controls, export controls, income taxes, expropriation of property, maintenance of mining claims and concessions, environmental legislation, land use policies, land claims of local people and water use and mine safety. The effect of these factors on the Company's cannot be predicted.

EMPLOYEES

At December 31, 1996, the Company employed approximately 208 persons located as follows:

LOCATION                                                    NUMBER
------------------------------------------------         ------------
Imperial Project                                                  5
Picacho Mine                                                     45
Rand Mine                                                       137
Operations office staff (Reno, N.V.)                             14
Corporate staff (Vancouver, B.C.)                                 5
Mexico                                                            2
                                                         ------------
                                                                208
                                                         ============


The Company's Rand Mine is unionized. Contract negotiations with the International Longshoremen's & Warehousemen's Union have resulted in a three year agreement, expiring May 1997, which was ratified by the hourly-rated personnel at Rand on May 4, 1994. Negotiations to renew this agreement started on March 11, 1997.

The Picacho Mine is non-union.

The Company competes with other mining companies in connection with the recruitment and retention of qualified employees. At the present time a sufficient supply of qualified workers is available for operations at each of the Picacho and Rand Mines. The continuation of such supply depends upon a number of factors, including, principally, the demand occasioned by other projects. The Company provides its employees with a competitive compensation package and a comprehensive benefits program.


ITEM 2 - PROPERTIES

                            PICACHO MINE, CALIFORNIA

PROPERTY AND MATERIAL AGREEMENTS

Chemgold, Inc. ("Chemgold"), which is a wholly-owned subsidiary of the Company, holds a leasehold interest (the "Picacho Lease") in 31 contiguous patented mining claims (approximately 600 acres) and 100 unpatented lode mining claims (approximately 1,650 acres) located in Imperial County, California, approximately 18 miles northwest of Yuma, Arizona. Access to the property is by gravel road from Yuma. The Picacho Lease is between Chemgold and Picacho Development Corp., a California company. The Company's interest in the patented portion of the mineral claims associated with the Picacho Lease is insured in the amount of $6,000,000 under a title insurance policy.

The Picacho Lease has a term of 20 years from September 24, 1979 and contains a right of renewal for a further 20 years. The lease provides for payment of a royalty of 10% of net smelter returns received by the Company from the sale of products mined from the property, subject to a variable minimum annual royalty of $30,000 based on a London Metal Exchange price for gold of $200 per ounce. The minimum royalty increases or decreases by $1,000 per year for each $5 per ounce change in the price of gold. During the fiscal year ended December 31, 1996 royalty expense under the Picacho Lease amounted to $1,319,524.

The Picacho Lease may be terminated by Picacho Development Corp. if Chemgold fails to pay the royalty and other sums payable under the lease, or to perform its obligations thereunder or to perform significant mining work upon the mineral claims which are the subject of the lease for three consecutive years. The Picacho Lease will also terminate if Chemgold files a petition in bankruptcy, if a receiver, trustee or liquidator of Chemgold is appointed, if Chemgold's interest in the Picacho Lease is attached in any proceeding or if the net minimum royalty and earned royalty paid to Picacho Development Corp. does not exceed the minimum royalty payable in each of two consecutive calendar years. Chemgold may terminate the Picacho Lease and all its obligations not yet accrued thereunder on 90 days notice.

PRODUCTION EQUIPMENT AND POWER

During the fiscal year ended June 30, 1991 the Company leased 3 new 85 ton "Haul Pack" haul trucks for the Picacho Mine together with a new Caterpillar 992c front end loader and other equipment necessary to carry out mining operations. Subsequent to that time new equipment has been acquired, as required, in order to maintain planned production levels at the Picacho Mine. Current equipment used at the Picacho Mine includes five 85 ton Haulpak trucks plus adequate loading equipment. The equipment is maintained to industry standards in an attempt to achieve the maximum number of available hours of use from the equipment. Equipment expenditures of $758,000 were made during the fiscal year ended December 31, 1996 to purchase equipment which had been on lease.

Power at the Picacho Mine site is provided by on-site generators.

HISTORY

The Picacho Mine was first mined in the late nineteenth century, initially by placer mining methods and later as an underground lode mine. By 1911 when mining activity ceased, underground mining had produced approximately 158,000 ounces of gold from ore averaging 0.25 oz/t gold.

Development work conducted to date by the Company on the Picacho Mine consists of drilling over 900 drill holes, constructing roads connecting the workings, levelling and compacting of 107 acres for leach pads, establishing four major open pits, installing five miles of water lines from the Colorado River to the property and constructing an office, shop, laboratory and processing plant. To December 31, 1996 the Company had expended an aggregate of $23,180,000, net of written-off assets, on acquisition, exploration, development, and equipment at the Picacho Mine and had extracted 329,776 ounces of gold.

GEOLOGY

The ore at the Picacho Mine is located in a basin of what is thought to be Precambrian gneiss surrounded by Tertiary lava flows and Quaternary gravels. Two types of gold mineralization have been found at the Picacho Mine. The first type of gold mineralization (mined by underground methods in the early years of development of the property) is found in high grade structural zones along or near the contact of the Tertiary volcanics with the Precambrian gneiss. The second type of gold mineralization (currently being mined) consists of gold disseminated throughout the altered and structurally complex Precambrian gneiss. To date, four near-surface areas (the Dulcina-Venus-Mars, Apache, San George and Diablo ore bodies) together with a deeper ore body (the "Dulcina Extension" and the "East Dulcina") having reserves of this second type of ore have been delineated.

MINING OPERATIONS AND RESERVES

Mining at the Picacho Mine is by open-pit methods and ore is processed by the heap leach method. Production by the Company commenced in May of 1980 and to date the four near-surface ore bodies delineated at the Picacho Mine have been mined out. Production is currently occurring from the Dulcina Extension ore body.

Proven and probable mineable reserves for the Picacho Mine have been calculated as at December 31, 1996 within preliminary pit outlines, using a recovery rate of 68.8%, a cut-off grade of 0.010 ounces of gold per ton and a gold price of $380 per ounce, at 1,065,500 tons of proven mineable reserves grading 0.034 ounces per ton and 60,700 tons of probable reserves grading 0.059 ounces of gold per ton having a combined stripping ratio of 0.2:1. It is expected that mining of the Dulcina Extension ore body, which is the last known ore body on the property, will continue into the fourth quarter of 1997 before reserves are exhausted.

PERMITTING

The Company has obtained all permits and approvals required to enable it to carry on its mining activities at the Picacho Mine until 65,500,000 tons of ore and waste have been mined. The Conditional Use Permit issued by Imperial County under the California Surface Mining and Reclamation Act of 1975 expires in 2006. The operating permits issued by the California Regional Water Control Board allows the processing of ore within the two currently permitted leaching sites. No new permits will be required in order to mine and leach the total proven and probable reserves of the Picacho Mine known to date. To December 31, 1996, 15,792,150 tons of ore and 39,880,837 tons of waste have been processed. Three completely processed ore heaps have been leached out and neutralized to California State requirements and reclamation of these sites is proceeding according to plan. A fourth heap site has been rinsed and is being tested for final neutralization and the fifth ore heap located on the property, which was completed in the fiscal year ended June 30, 1995, is sufficient to handle production for the remainder of the mine life.

PRODUCTION

Certain key operating statistics for the Picacho Mine are set forth in the following table:

                        PICACHO MINE PRODUCTION RESULTS

                                            FISCAL PERIODS ENDED
                               ------------------------------------------------------------------
                                                SIX MONTHS ENDED
                                  DECEMBER 31      DECEMBER 31                JUNE 30
                               ----------------  --------------  --------------------------------
                                      1996             1995             1995           1994(1)
                               ----------------  --------------  --------------------------------
Ore mined (tons)                      1,631,600         670,700       1,627,900       1,619,200
Waste mined (tons)                    2,508,600       3,124,100       7,686,700       6,198,100
Stripping ratio(2)                       1.54:1           4.7:1           4.7:1           3.8:1
Average gold assay (ounces/ton)           0.036           0.033           0.024           0.031
Ounces of gold produced                  34,621          14,434          25,270          23,333
Cash cost of production per
ounce(3)                             $      162      $      162      $      216      $      218

----------

(1) During the fiscal year ended June 30, 1994 much of the ore mined was from a chloritic zone in the East Dulcina Pit which yielded a lower than average recovery rate. Mining of this zone was completed by June 30, 1994 and during the fiscal year ended June 30, 1995, the six months ended December 31, 1995 and the fiscal year ended December 31, 1996, more normal ore from the Dulcina Extension Pit was placed on the leach pad.

(2) Ratio of waste mined to ore mined.

(3) Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.


                              RAND MINING COMPANY

PROPERTY AND MATERIAL AGREEMENTS

Rand, a wholly-owned subsidiary of the Company, operates the Rand Mine which is comprised of 3 ore bodies: the Yellow Aster Pit, the Baltic Pit and the Lamont Pit and three leach pads and related processing facilities: the Yellow Aster Facilities, the Baltic Facilities and the Rand Facilities. In addition, the Rand Mine has old mine dump material that contains recoverable gold which is called the Descarga Deposit.

The operations of Rand were previously categorized separately as operations of the Yellow Aster Mine and of the Baltic Mine, however, due to the commingling of assets of such mines and the sharing of services and equipment between them, the operations of the Yellow Aster Mine and the Baltic Mine have , since October, 1995, been combined to constitute the Rand Mine, which encompasses all of the operations and assets of the Yellow Aster and Baltic Mines.

The Rand Mine is located in the northeast end of the Rand Mountains in Kern County, California, approximately 100 miles northeast of Los Angeles. Highway 395 passes one-half mile east of the property and a branch line of the Southern Pacific Railroad passes seven miles to the north of the property.

The operations at the Rand Mine are conducted on property consisting of a total of 92 patented mining claims and 381 unpatented lode and placer mining claims. Of these, Rand owns all or a portion of 10 of the patented and 254 of the unpatented mining claims. The balance of the patented and unpatented mining claims are held under lease. 32 additional patented mining claims, total 516 acres were quit-claimed to the State of California in 1996 to meet endangered species permit habitat compensation requirements.

Rand holds a lease (the "Yellow Aster Lease") in respect of the patented and certain of the unpatented mining claims covering the Yellow Aster Pit and the Descarga Deposit. The Yellow Aster Lease was acquired from the War Eagle Joint Venture on August 10, 1984 for aggregate consideration of $6,450,000. Rand's interest in the patented portion of the mining claims comprising the Yellow Aster Mine is insured in the amount of $10,000,000 under a title insurance policy.

Under the Yellow Aster Lease Rand is required to pay to Yellow Aster Mining and Milling Company a production royalty of 6% of net returns less certain costs from the sale of ore produced from the mining claims which are subject to the Yellow Aster Lease, subject to a minimum monthly royalty of $4,000. The Yellow Aster Lease will continue for as long as the royalty is paid.

On May 18, 1990 Rand exercised an option agreement to purchase from Echo Bay Mines Ltd., for $5,000,000 plus a 1% net smelter return royalty, a parcel of land (the "Baltic Lands") immediately adjacent to the lands comprised in the Yellow Aster Lease. On June 29, 1990 the acquired property was assigned to GGX and on January 1, 1991 GGX leased the property to Rand. GGX purchased the 1% net smelter return royalty for $300,000 on September 28, 1990.

By an agreement effective as of August 31, 1990 with DRX, Inc., a Delaware corporation ("DRX") and Westland Minerals Exploration Co. ("Westland"), a Colorado corporation, (DRX and Westland collectively being the "Vendors"), GGX agreed to acquire a 1-1/2% net smelter return interest held by the Vendors in respect of mineral production from the Baltic Lands. The consideration paid by GGX for the interest was $412,500. The Baltic Lands are subject to various underlying royalty interests which average 1.5% and minimum annual property payments which range from $153,000 to $293,000. See note 4(b)(ii) to the consolidated financial statements.

During the fiscal year ended December 31, 1996, royalty expense at the Rand Mine amounted to $1,472,369.

By an agreement effective July 2, 1991 with the Vendors, the Company purchased 54 unpatented lode mining claims and one leasehold mineral interest for $200,000 and the grant to Westland of a 1.5% net smelter return interest in the purchased lands. On September 30, 1992 the Company purchased an additional 16 unpatented lode mining claims from Westland for $32,000. These interests form part of the Rand Mine and though they have limited exploration potential, expand the area of operations for the Rand Mine and eliminate any potential claim boundary disputes between the Company and Westland concerning certain of the mineral claims related to the Rand Mine. By agreement dated April 22, 1993 all other mineral claims of DRX and Westland which formed part of an exploration agreement between GGX and Westland dated June 29, 1991 were purchased for $75,000, and the 1.5% net smelter return royalty was purchased by Rand for $5,000.

PRODUCTION EQUIPMENT AND POWER

During 1996, a fleet of 5 new 190 ton haulage trucks, one new 27 cubic yard hydraulic shovel, one used 16 cubic yard shovel and other equipment necessary for mining at the Rand Mine were purchased. The older fleet of 85 and 100 ton trucks was retired, except that one of the 100 ton trucks was converted to a water truck, and one has been retained. The two 14 cubic yard loaders were converted to duty as back-up loaders. Total equipment expenditure during 1996 amounted to $13,312,449. All equipment is maintained to industry standards in an attempt to achieve the maximum number of available hours of use from the equipment.

Rand draws power from Southern California Edison, a California utilities corporation.

HISTORY

According to the records of the U.S. Bureau of Mines, there was production from certain parts of the Rand Mine from underground and open-pit mining operations during the period 1897 to 1963, during which 597,000 ounces of gold and 155,000 ounces of silver were produced from 4,227,600 tons of ore mined. In addition, from 1938 to the closing of the mine in the early 1940's, reprocessing of the mine dumps and tailings produced 46,698 ounces of gold and 16,381 ounces of silver from 2,217,607 tons of material.

Rand commenced production on the mineral claims associated with the Yellow Aster Lease in January of 1987. As at December 31, 1996, Rand had expended an aggregate of $77,592,000, net of written-off assets, on acquisition, exploration, development and equipment at the Rand Mine and had extracted 443,266 ounces of gold.

GEOLOGY

The mining rights associated with the Yellow Aster Lease initially consisted of three mineable deposits: the Yellow Aster deposit, ("Yellow Aster Pit"), the Descarga deposit ("Descarga Deposit") and the initial Lamont deposit, ("Initial Lamont Deposit").

The Initial Lamont Deposit has been mined out. The ore located in the Yellow Aster Pit is contained in fractured Precambrian schists and Mesozoic intrusives. This ore lies between a series of east-west striking, north dipping faults; northwest striking, east dipping faults on the east, and a northeast striking, west dipping fault on the west. Between the major faults the ground is severely fractured and the rock is highly to moderately oxidized. Mineralized solutions migrated along these structures and disseminated out into the fractured rock. The Descarga Deposit consists of mine dump material from earlier operations carried out on the Property.

Two ore bodies lie within the bounds of the Baltic Lands: the Baltic deposit ("Baltic Pit") and the Lamont deposit ("Lamont Pit"), which is adjacent to the Initial Lamont Deposit. Gold mineralization located in the Baltic Pit is hosted by the Rand Schist and controlled by two intersecting fault structures. The brecciated rock within the structures, the north striking, east dipping Baltic fault and the east striking, north dipping Lamont fault, contains most of the mineralization and controls the depth of mineral oxidation. The primary mineral resource is contained within the oxidized and mixed oxide-nonoxide zones of the deposit.

Gold mineralization located in the Lamont Pit is hosted by the Rand Schist and is controlled by the east striking, north dipping Lamont fault structure and associated shear system. The brecciated rock within this structure contains most of the mineralization and also controls the depth of mineral oxidation. The Lamont structure is affected by several north striking, post mineralization faults that have relocated mineralized blocks along the Lamont structure. The primary mineral resource is contained within the oxidized and mixed oxide-nonoxide zones of the deposit.

MINING OPERATIONS AND RESERVES

Mining at the Rand Mine is by open-pit methods and ore is processed by the heap leach method. Production commenced from the Descarga Deposit and Initial Lamont Deposit in January of 1987 utilizing one leach pad and a recovery plant. Processing of material from the Descarga Deposit was suspended in 1989 to concentrate on mining the Initial Lamont Deposit which was mined out by the fourth quarter of the fiscal year ended June 30, 1990.

Mining from the Yellow Aster Pit started in May of 1990 employing an additional recovery plant and leach pad (the "Yellow Aster Facilities"). The heap leach pad of these facilities reached its maximum capacity in February 1996. The remaining ore from the Yellow Aster Pit will be processed at the Rand Facilities (see "Rand Pad and Process Facilities" below). The Yellow

Aster Pit has a projected mine life of 9 years and is expected to operate at a 63% recovery rate for gold.

323 reverse circulation drill holes totalling 159,453 feet, and 331 rotary drill holes totalling 47,021 feet have been used to define the reserves of the Yellow Aster Pit where mineable proven and probable reserves have been calculated as at December 31, 1996 within preliminary pit outlines, using a computerized variable recovery block model, a cut-off grade of 0.005 ounces of recoverable gold per ton and a gold price of $400 per ounce, at 35,560,000 tons of proven reserves grading 0.021 ounces of gold per ton and 17,973,000 tons of probable reserves grading 0.017 ounces of gold per ton, having a combined stripping ratio of 1.87:1.

A recovery plant and a leach pad (the "Baltic Facilities") have been built to primarily process ore from the Baltic Pit. Production commenced from the Baltic Pit in August of 1993 and production commenced from the Lamont Pit in September, 1995. Initially ore from the Lamont Pit was processed by the Baltic Facilities however, by December 1995 the ore was being processed by the Rand Facilities (see "Rand Pad and Process Facilities" below). An economic analysis conducted in 1996 indicated that mining and processing of Yellow Aster ore was more profitable than the Baltic and Lamont ore. Therefore, mining in the Baltic and Lamont pits has been temporarily suspended. In addition, metallurgical studies of unoxidized ore in such pits is on going to develop an enhanced processing method for such ore.

787 drill holes, including 588 reverse circulation drill holes and 199 air track drill holes, totalling 220,097 feet have been used to define the reserves of the Baltic and Lamont Pits.

As at December 31, 1996, proven and probable mineable reserves for the Baltic Pit were calculated within preliminary pit designs at 2,417,000 tons of proven reserves and 16,000 tons of probable reserves, having a stripping ratio of 0.64:1 and grading 0.036 ounces of gold per ton, using recovery rates of 70% for oxide ore, 25% for mixed ore and 10% for unoxidized ore, a cut-off grade of
0.008 ounces of gold per ton for oxide ore, 0.015 ounces per ton for mixed ore and 0.035 ounces per ton for unoxidized ore and a gold price of $400 per ounce.

As at December 31, 1996, proven and probable mineable reserves for the Lamont Pit were calculated within preliminary pit designs at 13,089,000 tons of proven reserves and 553,000 tons of probable reserves, having a stripping ratio of 1.65:1 and grading 0.020 ounces of gold per ton, using a computerized variable recovery block model, a cut-off grade of 0.005 ounces of recoverable gold per ton and a gold price of $400 per ounce.

PERMITTING

All permits required to allow for the mining and processing of the proven and probable mineable ore reserves of the Yellow Aster, Baltic and Lamont Pits have been obtained and are in good standing. These permits provide for continued mining from these pits, development of a new Lamont Valley waste rock stockpile and transport of ore from the Pits to the newly permitted

Rand Facilities (see "Rand Pad and Process Facilities" below). These permits include an approved reclamation plan for all the above facilities.

      RAND PAD AND PROCESS FACILITIES (FORMERLY THE RAND PROJECT)

As at December 31, 1996 all permits necessary for the development of the Rand Pad and Process Facilities (the "Rand Facilities") had been received. The permits allow for the mining of 60,000,000 tons of additional ore through expansion of operations at the Yellow Aster, Baltic and Lamont Pits and the development of a satellite mine, the development of waste rock stockpile facilities sufficient for the storage of 72,000,000 tons of waste in the West Valley and Lamont Valley, the construction of a 60,000,000 ton capacity heap leach pad and plant in the Lamont Valley and provisions for the installation of the ancillary and infrastructure services required by these facilities. The permits also allow for an additional 5,000,000 tons of ore to be placed on the Baltic heap leach pad and the construction of a 6,000,000 ton capacity heap leach pad and related processing facility in the area of the Descarga Deposit. These permits limit production levels at the Rand Mine to a life-of-mine average amounting to 18,250,000 total tons per year.

The permits include certification of the Environmental Impact Report/Environmental Impact Statement, approval of the Reclamation Plan, approval of the BLM Plan of Operations, issue of the Kern County, California, Conditional Use Permit, approval of the California Regional Water Quality Control Board Report of Waste Discharge, receipt of the Kern County Air Pollution Control District Authorities to Construct, completion of the U.S. Fish and Wildlife Service's Section 7 endangered species consultation, receipt of the California Department of Fish and Game's Section 2081 endangered species permits and management agreements, and a U.S. Army Corps of Engineers Section 404 Nationwide Fill Permit.

Phase I of the Rand Facilities comprised of heap leach pad and processing facility construction was completed in January, 1996 and the first gold was recovered from these facilities during February 1996.

PRODUCTION

Certain key operating statistics for the Rand Mine are set forth in the following table:

                                           RAND MINE PRODUCTION RESULTS


                                                            FISCAL PERIODS ENDED
                              -------------------------------------------------------------------------------
                                                          SIX MONTHS
                                  DECEMBER 31               ENDED                        JUNE 30
                                                         DECEMBER 31
                              ------------------      ------------------      -------------------------------
                                     1996                    1995                 1995               1994
Ore mined (tons)                  8,840,600               3,224,600            5,475,587          6,886,768
Waste mined (tons)                6,260,500               3,789,500            8,179,832          9,533,026
Stripping ratio(1)                     0.71                  1.18:1               1.50:1             1.38:1
Average gold assay (ounces/ton)       0.018                   0.025                0.019              0.020
Ounces of gold produced              85,762                  29,814(2)            76,272             81,134
Cash cost of production per      $      214              $      316           $      197               $184
ounce(3)

--------------------

(1)   Ratio of waste mined to ore mined.

(2) During the fiscal year ended December 31, 1996, the unoxidized and mixed oxide-nonoxide ore from the Baltic Pit which was placed on the leach pad yielded a lower than expected recovery rate. Mining of this type of ore has been suspended pending further metallurgical studies. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Production".

(3) Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.


                                   OTHER LANDS

ALTO MINE, CALIFORNIA

The reclamation of the Alto Mine has been completed and the Company has been released from all bonding requirements. Full control of the property has reverted to the owner.

IMPERIAL PROJECT, CALIFORNIA

         MATERIAL AGREEMENTS

Pursuant to a Joint Venture Agreement dated November 24, 1987, GGX, a wholly-owned subsidiary of the Company, held a 65% interest and Imperial Gold Corporation ("Imperial Gold"), a wholly-owned subsidiary of Arizona Star Resources Corp., held a 35% interest in 567 unpatented mining claims (the "Imperial County Claims") covering approximately 10,800 acres in eastern Imperial County, California. Pursuant to a purchase agreement dated February 18, 1994, GGX acquired Imperial Gold's 35% interest in the Imperial County Claims by paying $1,000,000 in cash and assigning to Imperial Gold its 15% share interest in Idaho Gold

Corporation, which had a book value of $917,000 and a 1.5% net smelter return interest in the Imperial County Claims. The Company has since expanded its land position at the Imperial Project to 610 claims covering approximately 11,250 acres. During fiscal 1996, a title opinion was issued on the claims encompassing the project showing the Company has valid claim to the land covering the Imperial Project. To date, approximately $9,601,000 has been expended on acquisition and exploration of the Imperial Project.

         GEOLOGY

The Imperial Project lies to the north and west of the Picacho Mine and south and east of Santa Fe Pacific Gold's Mesquite Mine.

The geology of the Imperial Project consists of Mesozoic age gneissic and schist units unconformably overlain by Tertiary basalts and Quaternary gravels. The basal gneissic units are the upper part of a deeper Chocolate Mountain thrust system which moved northeastward over the Orocopia Schist. The immediate project area is structurally characterized as a northwest trending thrust sheet of gneissic rocks cut by a network of curved faults (flower structures). The gneissic units are in part thrust over the footwall metamorphic and sedimentary units. Northwest trending high angle step faults displace mineralization to the south and truncate the deposit to the east and west.

Major structural features appear to have acted as conduits, forming the geologic setting for Imperial Project mineralization. Mineralization occurs primarily in thick quartz-biotite gneissic and sericitic units. The basic rock-ore types are biotite gneiss and sericite gneiss with gradational schistose sequences. The biotite gneiss package occurs across the entire project area while sericite rich units are more prevalent in the eastern portion of the deposit.

Primary gold mineralization occurs within hematitic and limonitic altered breccias, microfractures and gouge zones developed in the host biotite and sericite ore types. Minor quartz veining, very fine grained pyrite pseudomorphs and silicified zones are also common.

Density of fractures, extent of the red-brown to yellow hematitic/limonitic coatings and pyrite pseudomorphs within the host units are notable mineralized features. Logging of core and cuttings from the project site indicate no fresh pyrite or sulfide mineralization is present due to the oxidized state exhibited throughout the deposit.

Sporadic mineralization is also noted along the gravel and volcanic contact and in fault structures through the brecciated volcanic units. Low grade mineralization also occurs within the overlying gravels as thin layers eroded from exposed mineralized gneissic units.

         RESERVES

Approximately 178,690 feet of reverse circulation and 4,240 feet of core drilling have been completed over several areas on the Imperial Project. Additionally, exploration programs completed to date consist of geologic mapping and geochemical and geophysical surveys.

Drilling, geological interpretation and mine evaluation studies have resulted in the delineation of a proven and probable mineable ore resource for the Imperial Project as at December 31, 1996 within preliminary pit outlines, using a 73% recovery rate, a cut-off grade of 0.007 ounces of gold per ton and a gold price of $400 per ounce, at 81,623,700 tons of proven reserves grading 0.016 ounces per ton and 13,504,500 tons of probable reserves grading 0.014 ounces of gold per ton, having a combined stripping ratio of 2.64:1.

         FUTURE OPERATIONS

A Final Feasibility Study completed on the Imperial Project in 1996 showed that the project was financially sound and would provide a positive return on investment. On May 2, 1996, the Board of Directors approved the project and directed the Company to proceed with permitting, detailed engineering and procurement. It is anticipated that the permits will be acquired by the last quarter of fiscal 1997 with construction proceeding shortly thereafter.

The Company anticipates spending $47.6 million in 1997 in initial capital to bring the project into operation. Initial gold production is anticipated in the first quarter of fiscal 1998.

MEXICO

         EXPLORATION

The Company's exploration program in Mexico, which was curtailed during the fiscal year ended June 30, 1995, did not result in any prospects which meet the criteria of the Company for open pit heap leach operations and only limited exploration activity was carried out in Mexico during the year ended December 31, 1996.

         CIENEGUITA PROPERTY, MEXICO

                  JOINT VENTURE AGREEMENT

By letter agreement (the "Agreement") dated August 13, 1992, the Company acquired the right to earn a 60% interest in the Cieneguita property (the "Cieneguita Property"), located in Chihuahua, Mexico, from Aquiline Resources Inc. ("Aquiline"), of Vancouver, British Columbia. The Cieneguita Property consists of one exploitation claim and two exploration claims.

Under the Agreement the Company acquired, by way of a private placement, 500,000 common shares of Aquiline at a price of $0.30 per share and in August of 1993 acquired an additional 545,454 common shares of Aquiline at a price of $0.55 per share. During July 1994 an additional 545,454 common shares were acquired at a price of $0.65 per share upon the exercise of warrants. These shares were sold by the Company during the year ended December 31, 1996, for total consideration of Cdn.$1,590,908.

Aquiline has the right, exercisable until December 4, 1998, to acquire a 100% right, title and interest, subject to a 3% net smelter return royalty, in the Cieneguita Property pursuant to the terms and conditions of an Option to Purchase, Exploration and Exploitation Agreement (the "Option Agreement") made between Aquiline's wholly-owned Mexican subsidiary, Minera Aquilon, S.A. de C.V. and Minera Cuicuilco S.A. de C.V., a Mexican corporation.

Aquiline may exercise the option under the Option Agreement by paying $300,000 over a 6-year period. In turn the Company may earn 60% of Aquiline's rights under the Option Agreement by making the cash payments when due under the Option Agreement, by paying all other costs required to keep the claims in good standing and by paying all other expenditures in respect of exploration on the property until such time as the Company wishes to proceed to place the property into commercial production in accordance with a feasibility report prepared in respect of the property.

In May 1995, the Company and Aquiline entered into a joint venture agreement for the further development of the Cieneguita Property to bring it into production. Under the terms of this joint venture agreement, the Company will continue to be the operator of the property, will contribute certain equipment to the joint venture at an agreed value and will fund Aquiline's 40% share of the costs required to bring the property into production. The Company will receive 100% of the net income from metals produced from the Cieneguita Property until such time as the Company has recovered Aquiline's 40% share of the total contributions, plus interest at bank prime plus 2%, at which time further profits will be shared in proportion to the venturer's participating interest at the time, which currently is 40% to Aquiline and 60% to the Company. The Company has opened negotiations with Aquiline to increase the Company's percentage interest in the joint venture.

James R. Billingsley, a director and Vice-President of the Company, was a director of Aquiline up to July, 1996. See Item 13 - "Certain Relationships and Related Transactions".

                  GEOLOGY

The Cieneguita deposit lies in the Sierra Madre Occidental structural Arch and Tertiary Volcanic province, which stretches from the Mexican-U.S. border south to the transverse neovolcanic belt of Central Mexico. The oldest rocks in the area are the basement Cretaceous clastic and calcareous sediments. These are overlain by the lower volcanic series which averages 1 km in thickness and is mainly composed of andesitic lavas and pyroclastics of Palaeocene-early Eocene age. The unconformity overlying the upper volcanic series also averages 1 km in thickness and mainly consists of massive silicic ignumbrites of Oligocene-Miocene age.

The deposit is located in the flat lying andesites and andesitic agglomerates of the lower volcanic series. The agglomeratic rocks form a more porous host than the andesites and, in that sense, the mineralization is somewhat stratigraphically controlled. The main controlling structure, however, trends at 060 degrees and appears to be vertical thus cross-cutting stratigraphy. The rocks within the deposit have been intensely altered to a suite of sericite, kaolin, jarosite and goethite with variable but minor amounts of silicification. Oxidized mineralization forms an outcropping blanket from approximately 6 feet to 60 feet thick.

The alteration and mineralization on the property is well defined along a zone 1000 m. long by 200 m. wide. The deposit is cut off at the east end by a fault trending at 150 degrees and is lost at the west end in areas of overburden.

         DEVELOPMENT ACTIVITIES

To date, 6,700 metres of diamond drilling has been carried out on the Cieneguita Property which has delineated an auriferous zone 1,000 metres long and 200 metres wide, which outcrops. As at December 31, 1996, deferred costs, including property payments and exploration and development expenditures amounted to $2,338,000.

A grid was established on the property and 180 samples were collected from pits spaced 20 meters by 40 meters. Results returned an average grade of 0.052 ounces of gold per ton. Column leach tests were conducted on various sizes and types of ore taken from the surface pits. An 8,000 tonne bulk heap leach test was carried out which indicated recoveries of approximately 70% for gold and 6% for silver. During mining it was found that the ore is exceedingly friable in some places while in other places it appears to require agglomeration prior to leaching. A contract has been arranged with a management group from Hermosillo to use the existing facilities and to start production on a small scale. It is planned that a maximum of 5,000 ounces of gold will be produced per year once the heap leach pad has been expanded to accommodate additional ore. The first dore produced from the property was poured in November 1995.

         LA JOJOBA PROPERTY, SONORA, MEXICO

In May 1995, the Company entered into an option agreement with Aquiline to earn an undivided 75% interest in the La Jojoba property located in the State of Sonora, Mexico. Under the agreement the Company is required to fund the exploration and development expenditures, make all property payments as required by the underlying agreements with the property owner and prepare a feasibility study on the property. The agreement provides that on completion of a positive feasibility study, Aquiline may elect to maintain its 25% interest by funding its share of further development costs or can assign its interest to the Company in exchange for a 3% net smelter return royalty.

13 percussion and 26 reserve circulation drill holes have been drilled on the property. Drilling was concentrated in a favourable zone with 5 holes drilled to investigate mineralized areas outside of the zone. Results from the drilling and metallurgical testing have been evaluated and the Company has delivered a notice of termination to Aquiline. During the year ended December 31, 1996, costs including, property payments and exploration and development expenditures amounting to $198,000 were expensed.

James R. Billingsley, a director and Vice-President of the Company, resigned as a director of Aquiline in July of 1996. See Item 13 - "Certain Relationships and Related Transactions".

INDONESIA - GUNUNG PANI JOINT VENTURE PROJECT

The Company entered into a Letter Agreement dated August 14, 1996 with Paramount Ventures & Finance Inc. ("Paramount") of Vancouver, British Columbia, pursuant to which the Company has the option to earn 50% of Paramount's interest in the Gunung Pani Gold Project located on Sulawesi Island in Indonesia. The property consists of two parcels of land totalling 2,113 hectares, located just off a paved road 170 kilometers west of the capital of Sulawesi. Paramount has the option of earning an 80% interest in the property by paying all costs associated with the property until the time of delivery of a positive feasibility study and may increase its interest to 95% by making a cash payment of $15,000,000 to the property vendor. Paramount currently holds its interest in the property through a Memorandum of Understanding dated July 26, 1996 made with P.T. Pertiwi Nusamega ("Pertiwi") and a Joint Venture Agreement dated September 28, 1996 with Pertiwi. Pertiwi will hold the remaining 20% interest in the property upon the Company and Paramount exercising their option. The Joint Venture Agreement provides for the making of an application for contracts of work, which has not yet been made, with respect to the property. Paramount is currently in the process of preparing those applications.

The Company may exercise its option to earn a 40% interest in the Property by paying all exploration and development costs in respect of the project until delivery of a bankable feasibility study (the "Option Period") and will have the right to acquire one-half of the additional 15% interest which Paramount may acquire, for cash consideration of $7,500,000. During the Option Period, Paramount will be responsible for paying all other costs of maintaining the property in good standing. Upon exercise of the option, the Company and Paramount will each pay 50% of the costs of the project.

The Company will be the operator of exploration and development activities on the property during the Option Period and will remain as the operator after the exercise of the option.

Between 1981 and 1990, 29 diamond drill holes aggregating 4,556 meters and 3 adits totalling 220 meters were completed on the property by a major mining company. This work indicates the potential of a large disseminated gold deposit being located on the property.

The Company anticipates spending from $l,500,000 to $2,000,000 on the property during 1997, which funds will come from the Company's current working capital.

As part of the transaction with Paramount, the Company acquired 2,000,000 special warrants of Paramount at a price of Cdn.$2.25 each, for a total consideration of Cdn.$4,500,000 ($3,300,000). Each special warrant is exercisable into one unit comprised of one common share of Paramount and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at Cdn.$2.50 to acquire one common share of Paramount over a one-year period. The value of the common shares of Paramount which underlie the special warrants acquired by the Company, based on a share price of Cdn.$2.02, the closing price for shares of Paramount on the Vancouver Stock Exchange on March 13, 1997, is Cdn.$4,040,000.

To date the Company has drilled 9 diamond drill holes on the property, which were positioned to test extensions of the known mineralization in what is known as the KUD area. Assay results have been received for three of the holes. Two of the holes testing the east and west extremities of the known mineralization intersected low grade disseminated gold mineralization and the third hole, testing the southern extremity of the known mineralization yielded no significant results.

ITEM 3 - LEGAL PROCEEDINGS

The following is a description of material pending judicial proceedings in which the Company is presently engaged. The Company is defending an action, initiated on September 22, 1995 against Rand and Glamis Gold, Inc. by Rand Communities Water District (the "Water District") in the Kern County, California Superior Court, for Declaratory and Injunctive Relief. The Water District claims that the groundwater basin from which it draws its water is in a state of overdraft due to Rand pumping water from such basin in excess of that to which it is entitled at law. The Water District is requesting a judicial determination as to the amount of water to which Rand is entitled for use in its mining operations. It also requests a temporary restraining order, a preliminary injunction and a permanent injunction to greatly reduce Rand in its current and planned use of water pumped from the groundwater basin, alleging irreparable injury to the Water District and to its customers. Rand's withdrawal of water from the basin was disclosed in its Environmental Impact Report/Environmental Impact Statement which was approved by the BLM and Kern County as part of the permitting process for the Rand Facilities. Rand believes that its pumping of water from the basin is not and will not cause harm to the Water District's activities. If the matter proceeds Rand will request the court to adjudicate the rights of all parties drawing water from the basin.

In addition, David Robert Johnson served Rand and Glamis Gold, Inc. on February 26, 1996 with notice of an action commenced by him in the Kern County, California Superior Court against Rand and Glamis Gold, Inc. for injunctive relief and damages. Johnson claims that Rand is extracting more water from the groundwater basin which is the subject of the Rand Communities Water District action, than it is entitled at law and that such is causing a depletion in his well which draws water from the groundwater basin. Johnson is requesting the court to grant a temporary restraining order, a preliminary injunction and a permanent injunction limiting Rand's extraction of water by its RMC-4 well from the groundwater basin to an amount that will not result in any impairment to the volume and capacity of water being drawn from Johnson's well and is claiming damages of $3,500,000.

A hearing has been held in respect of the Water District's application for a preliminary injunction and the Court, in January 1997 denied the application. No prediction on the outcome of further proceedings in this matter can be made at this time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the 4th quarter of the fiscal year to be voted upon by security holders.


                                     PART II

ITEM 5 - MARKET INFORMATION AND RELATED SHAREHOLDER MATTERS

STOCK EXCHANGES (TSE/NYSE:GLG)

The Common Shares of the Company were first sold to the public under a prospectus dated May 2, 1973 at Cdn.$0.50 per share. The Company's current stock exchange listings together with the date of listing, are set out below:

         The Toronto Stock Exchange (September 26, 1984)
         The New York Stock Exchange (January 20, 1993)

Prior to January 20, 1993 the Common Shares were quoted on The Nasdaq National Market in the United States.


         THE TORONTO STOCK EXCHANGE

The high and low sale prices for the Common Shares of the Company on The Toronto Stock Exchange for each quarter during the fiscal year ended December 31, 1996, the transition period ended December 31, 1995, as well as for the fiscal year ended June 30, 1995, are as follows:

                 TRADING HISTORY ON THE TORONTO STOCK EXCHANGE

                                                                     Sales Price (Cdn$)                     Volume
---------------------------------------------------------------------------------------------------------------------
                                                                        Low             High
Fiscal year ending December 31, 1996
  1st Quarter                                                         $  8.50          $ 12.40             1,605,613
  2nd Quarter                                                            9.50            12.00               550,875
  3rd Quarter                                                            9.10            10.00               275,830
  4th Quarter                                                            8.40            10.45               643,023

Transition Period Ended December 31, 1995
 1st Quarter                                                          $ 8.875          $11.125             1,692,768
 2nd Quarter                                                            7.625             9.50               378,418

Fiscal year ending June 30, 1995
  1st Quarter                                                         $ 8.625          $ 12.50             2,174,530
  2nd Quarter                                                          10.375            13.50             2,115,271
  3rd Quarter                                                           10.25            13.25             1,285,070
  4th Quarter                                                           10.75            13.00             1,663,050



The price of the Common Shares as reported by The Toronto Stock Exchange at the close of business on December 31, 1996 and on March 13, 1997 was Cdn.$9.70 per share and Cdn. $11.25 per share respectively.

         THE NEW YORK STOCK EXCHANGE, INC.

The high and low prices for Common Shares of the Company on The New York Stock Exchange for each quarter the fiscal year ended December 31, 1996, the transition period ended December 31, 1995 as well as for the fiscal year ended June 30, 1995 are as follows:

                 TRADING HISTORY ON THE NEW YORK STOCK EXCHANGE

                                                           Sales Price                        Volume
                                                 ---------------------------------       ----------------
                                                          Low              High
                                                          ---              ----

Fiscal Year Ending December 31, 1996
  1st Quarter                                           $  6.25           $ 8.875            9,956,180
  2nd Quarter                                             6.875             8.875            5,790,800
  3rd Quarter                                              6.50              7.25            2,705,900
  4th Quarter                                              6.25             7.875            6,093,900

Transition Period Ended December 31, 1995
  1st Quarter                                           $ 6.625           $  8.25            3,781,900
  2nd Quarter                                              5.50             6.875            4,077,100

Fiscal Year Ending June 30, 1995
  1st Quarter                                           $ 7.375          $  9.375            6,561,500
  2nd Quarter                                              7.25            10.125           10,084,100
  3rd Quarter                                              7.25              9.25            6,423,700
  4th Quarter                                             7.875              8.75            5,056,000



The price of Common Shares as reported by The New York Stock Exchange, Inc. at the close of business on December 31, 1996 and on March 13, 1997 was $7.00 per share and $8.25 per share, respectively.

SHAREHOLDERS

As at March 13, 1997 the Company had 2,032 registered shareholders.

DIVIDENDS

The Company's current policy is to declare dividends to shareholders in United States funds. The Company paid dividends totalling Cdn.$0.06 ($0.044) per Common Share in each of the transition period ended December 31, 1995, and the fiscal years ended June 30, 1995 and 1994. Dividends payable to United States residents are converted to and paid in United States dollars. No dividends were paid during the fiscal year ended December 31, 1996.

The declaration and payment of future dividends is dependent upon the Company's financial condition and other factors considered by the Board of Directors. Payment of dividends could be reduced or discontinued at any time. See "Certain Tax Matters - Canadian Federal Income Tax Considerations" for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

INVESTMENT CANADA ACT

There is no law or governmental decree or regulation in Canada that restricts the export or import of capital, or affects the remittance of dividends, interest or other payments to a non-resident holder of common shares of the Company, other than withholding tax requirements (see "Certain Tax Matters", below).

There is no limitation imposed by Canadian law or by the charter or other constituent documents of the Company on the right of a non-resident to hold or vote common shares of the Company, other than as provided in the Investment Canada Act (Canada) (the "Investment Act"). The following discussion summarizes the principal features of the Investment Act for a non-resident who proposes to acquire common shares of the Company. It is general only, it is not a substitute for independent advice from an investor's own advisor, and it does not anticipate statutory or regulatory amendments.

The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the minister responsible for the Investment Act (the "Minister") is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian other than a "WTO Investor" (as defined in the Investment Act and used in this discussion) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company was Cdn.$5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity. An investment in common shares of the Company by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company in 1996 exceeds approximately Cdn.$160,000,000. A non-Canadian would acquire control of the Company for the purposes of the Investment Act if the non-Canadian acquired a majority of the common shares of the Company. The acquisition of less than a majority but one third or more of the common shares of the Company would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquiror through the ownership of common shares.

Certain transactions relating to common shares of the Company would be exempt from the Investment Act, including:

         (a) acquisition of common shares of the Company by a person in the ordinary course of that person's business as a trader or dealer in securities,

         (b) acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the Investment Act, and

         (c) acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of common shares, remained unchanged.

CERTAIN TAX MATTERS

The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on Common Shares of the Company and certain Canadian federal income tax considerations in connection with a disposition of Common Shares by non-residents of Canada. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations, including proposals to amend some of the rules summarized herein, and state, provincial or local income tax considerations with respect to ownership and disposition of the Common Shares which are not discussed herein. The tax considerations relative to ownership and disposition of the Common Shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations which may apply to their particular situation.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general discussion of certain possible United States Federal income tax consequences, under current law, generally applicable to a U.S. Holder (as defined below) of Common Shares of the Company who hold such shares as capital assets. This discussion does not address all potentially relevant Federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of Federal income tax law, such as those described below as excluded from the definition of a U.S. Holder. In addition, this discussion does not cover any state, local or foreign tax consequences. (See "Canadian Federal Income Tax Considerations" below).

The following discussion is based upon the sections of the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations, published Internal Revenue Service ("IRS") rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possibly on a retroactive basis, at any time. In addition, this discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis at any time. The following discussion is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder or prospective holder of Common Shares of the Company and no opinion or representation with respect to the United States Federal income tax consequences to any such holder or prospective holders is made. Accordingly, holders and prospective holders of Common Shares of the Company should consult their own tax advisors about the Federal, state, local and foreign tax consequences of purchasing, owning and disposing of Common Shares of the Company.

         U.S. HOLDERS

As used herein, a "U.S. Holder" includes a holder of Common Shares of the Company who is a citizen or individual resident of the United States and a corporation created or organized in or under the laws of the United States or of any political subdivision. A U.S. Holder does not include persons subject to special provisions of Federal income tax law, such as tax-exempt organizations, qualified retirement plans, financial institutions, insurance companies, real estate dealers, nonresident alien individuals and shareholders who acquired their stock through the exercise of employee stock options or otherwise as compensation.

         DISTRIBUTIONS ON COMMON SHARES OF THE COMPANY

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to Common Shares of the Company are required to include in gross income for United States Federal income tax purposes the gross amount of such distributions to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's United States Federal income tax by those who itemize deductions. (See more detailed discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of the Common Shares. Preferential tax rates for net capital gains are applicable to a U.S. Holder which is an individual, estate or trust.

Dividends paid on Common Shares of the Company will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from the Company (unless the Company qualifies as a "passive foreign investment company", as defined below or in certain other circumstances) if such U.S. Holder owns shares representing at least 10% of the voting power and value of the Company. The availability of this deduction is subject to several complex limitations which are beyond the scope of this discussion.

         FOREIGN TAX CREDIT

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of Common Shares of the Company may be entitled, at the option of the U.S. Holder, to either a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces United States Federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer's income subject to tax. This election is made on a year-by-year basis and generally applies to all foreign income taxes paid by (or withheld from) the U.S. Holder during the year. There are significant and complex limitations which apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder's United States income tax liability that the U.S. Holder's foreign source income bears to his or its worldwide taxable income. In the determination of the application of this limitation, the various items of income and deduction must be classified into foreign and domestic sources. Complex rules govern this classification process. There are further limitations on the foreign tax credit for certain types of income such as "passive income", "high withholding tax interest", "financial services income", "shipping income", and certain other classifications of income. The availability of the foreign tax credit and the application of the limitations on the credit are fact specific and holders and prospective holders of Common Shares of the Company should consult their own tax advisors regarding their individual circumstances.

         DISPOSITION OF COMMON SHARES OF THE COMPANY

A U.S. Holder will recognize a gain or loss upon the sale of Common Shares of the Company equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received, and (b) the shareholder's tax basis in the Common Shares of the Company. This gain or loss will be capital gain or loss if the Common Shares are a capital asset in the hands of the U.S. Holder, which will be a short-term or long-term capital gain or loss depending upon the holding period of the U.S. Holder. Gains and losses are netted and combined according to special rules in arriving at the overall capital gain or loss for a particular tax year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders which are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders which are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward five years from the loss year to be offset against capital gains until such net capital loss is thereby exhausted.

         OTHER CONSIDERATIONS

In the following circumstance, the above sections of this discussion may not describe the United States Federal income tax consequences resulting from the holding and disposition of common shares of the Company.

         PASSIVE FOREIGN INVESTMENT COMPANY

As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1296 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets which is producing passive income. U.S. Holders owning common shares of a PFIC are subject to an additional tax on distributions and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned, in addition to treatment of gain realized on disposition of common shares of the PFIC as ordinary income, rather than capital gain, similarly subject to an additional tax and interest charge. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed. A U.S. Holder of a QEF can, however, elect to defer the payment of United States Federal income tax on such income inclusions, subject to an interest charge on the amount of deferred taxes. Gain realized on disposition of common shares of a QEF is treated as capital gain if the shares are a capital asset of the disposing shareholder. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons.

The Company believes that it has not been a PFIC for its fiscal year ended December 31, 1996, for the transition period ended December 31, 1995 or for its fiscal years ended June 30, 1995, 1994, 1993, 1992, 1991 and 1990 and does not believe that it will be a PFIC for the current fiscal year. The Company's determination in this respect has been made after a review of the regulations regarding a PFIC and the application of those rules to its own past and present circumstances. The Company may have been a PFIC in earlier years. If in a subsequent year the Company concludes that it is a PFIC, it intends to make information available to enable a U.S. Holder to make a QEF election in that year. Although it is considered unlikely, there can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements which will be imposed on QEFs. U.S. taxpayers who hold the Company's shares may wish to consult with a personal tax advisor concerning the possible application of the PFIC provisions to their personal circumstances.

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

Dividends paid on Common Shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada - U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on Common Shares is generally 15%.

Generally, a non-resident of Canada who holds Common Shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his Common Shares.


ITEM 6 - SELECTED FINANCIAL INFORMATION

The financial information set forth in the tables below includes the accounts of the Company and its subsidiaries on a consolidated basis. This financial information was prepared in accordance with accounting principles generally accepted in Canada. The selected financial information should be read in conjunction with and is qualified by the Audited Consolidated Financial Statements and the Notes thereto which form part of this Report. Reference should be made to Note 11 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.


   SELECTED QUARTERLY DATA FOR THE YEAR ENDED DECEMBER 31, 1996, FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

    (Expressed in thousands of dollars, except for per common share amounts)

                                                First          Second         Third       Fourth
                                               Quarter         Quarter       Quarter      Quarter       Total
                                               -------         -------       -------      -------       -----
                                             (unaudited)     (unaudited)   (unaudited)  (unaudited)   (audited)
Fiscal Year Ended December 31, 1996
     Revenue                                     $9,954       $11,353       $12,293      $13,139      $46,739
     Gross profit                                 4,375         4,921         6,378        6,712       22,386
     Earnings from operations                        71           840         1,832        1,987        4,730
     Net earnings                                    74           571         1,330        2,084        4,059
     Net earnings per Common Share                 0.00          0.02          0.05         0.08         0.15

Six Months Ended December 31, 1995
     Revenue                                      8,115         9,040          --           --         17,155
     Gross profit                                 2,953         2,329          --           --          5,282
     Earnings (loss) from operations               (461)       (1,387)         --           --         (1,848)
     Net earnings (loss)                           (660)       (1,201)         --           --         (1,861)
     Net earnings (loss) per Common Share        (0.025)       (0.045)         --           --          (0.07)

Fiscal Year Ended June 30, 1995
     Revenue                                     10,845         8,991         9,969        9,227       39,032
     Gross profit                                 4,941         3,916         3,736        5,887       18,480
     Earnings (loss) from operations              1,097           252           (94)       1,979        3,234
     Net earnings (loss)                          1,109            95           (45)       1,529        2,688
     Net earnings (loss) per Common Share         0.043         0.003        (0.001)       0.055         0.10

Fiscal Year Ended June 30, 1994
     Revenue                                      6,117        10,415        10,403       12,221       39,156
     Gross profit                                 2,512         5,656         5,150        5,703       19,021
     Earnings from operations                       178         1,855         1,584          834        4,451
     Net earnings                                   335         1,166         1,126          940        3,567
     Net earnings per Common Share                0.014         0.048         0.044        0.034         0.14

                              SELECTED YEARLY DATA

                                                                   FISCAL PERIODS ENDED
                                              -------------------------------------------------------------------
                                                                     SIX MONTHS
                                                                        ENDED
                                                DECEMBER 31          DECEMBER 31              JUNE 30
                                              ----------------     -------------
                                                    1996               1995              1995            1994
                                              ----------------     -------------     -----------      -----------
Production statistics:
     Production cash costs per ounce ($)               200                265              202                192
     Ounces of gold produced                       121,591             44,809          101,562            104,467
     Average gold price realized per ounce ($)         384                383              384                375

Operating summary ($000):
     Revenues                                       46,739             17,155           39,032             39,156
     Net earnings (loss)                             4,059             (1,861)           2,688              3,567
     Cash generated from (used in) operations       12,941               (205)          12,916              8,051

Financial Status ($000):
     Working capital                                38,724             15,138           22,376             20,316
     Total assets                                  107,974             69,758           73,846             66,705
     Long-term liabilities                           2,729              2,625            2,641              1,270
     Shareholders' equity                          100,888             64,609           67,639             62,800

Per common share ($):
     Net earnings (loss)                              0.15              (0.07)            0.10               0.14
     Book value                                       3.25               2.45             2.56               2.43
     Dividends                                        --                0.044            0.044              0.044



ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management Discussion and Analysis should be read in conjunction with and is qualified by the Audited Consolidated Financial Statements and the Notes thereto which form a part of this Report. This financial information was prepared in accordance with accounting principles generally accepted in Canada. Reference should be made to Note 11 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996, THE SIX MONTHS ENDED DECEMBER 31, 1995 AND THE YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994.

Gold production for the year ended December 31, 1996 was 121,591 ounces or an increase of 35% over the annualized production rate reported for the six months ended December 31, 1995. The production for the year ended December 31, 1996 compares very favourably to the projection made in last year's report anticipating production of 105,000 to 110,000 ounces of gold for fiscal 1996. The Company expects that gold production for the year ended December 31, 1997 will be in the range of 120,000 to 125,000 ounces. Presuming the successful completion of permitting on the Imperial Project by the middle of 1997 and the commencement of construction shortly thereafter, the Company expects gold production for the year ended December 31, 1998 to be approximately 200,000 ounces.

The Rand Mine produced 85,762 ounces of gold in the year ended December 31, 1996 as compared to an annualized rate of 59,628 ounces of gold during the six months ended December 31, 1995. This major improvement in production was the direct result of mining oxide ore from the Yellow Aster Pit of the Rand Mine and the commissioning of the new Rand processing facilities in January 1996. The first gold was recovered from these facilities during February 1996 and gold production from these facilities totalled 60,329 ounces for the year.

The leach pad at the Yellow Aster facilities of the Rand Mine was filled to permitted capacity during February 1996 and the facilities were producing gold at the rate of 350 ounces per month at year end. Leaching of ore from the Yellow Aster pad will continue for the next few months after which the leach pad will be decommissioned and reclaimed. The economic review in process at December 31, 1995 was completed during the year. The Rand Mine Optimization Study recommended replacing the fleet of 85 and 100-ton trucks and 992 loaders with 190-ton trucks and a 27-cubic yard hydraulic shovel. The new equipment was placed in service during the fourth quarter of 1996. The training and debugging period has gone well and the Company anticipates that the efficiencies forecast in the study will be reflected in lower unit costs and higher tonnages mined during fiscal 1997 and beyond.

The Picacho Mine produced a record 34,621 ounces of gold during the year ended December 31, 1996 or an increase of 20% over the annualized rate of 28,868 ounces of gold produced during the six months ended December 31, 1995. This record is the result of excellent water management and the tonnage mined during the year being mainly ore.

Gold production for the six months ended December 31, 1995 was 44,809 or a 12% decrease on an annualized basis from the 101,562 ounces of gold produced for the year ended June 30, 1995. This decrease in production was the result of an unexpected low recovery rate for gold on the unoxidized and mixed oxide-nonoxide ore from the Baltic Pit of the Rand Mine. Gold production for the year ended June 30, 1995 at 101,562 was 2.8% lower than the 104,467 ounces produced in the prior year. This slight decrease in production occurred because of lower grades and higher stripping ratios at the Rand Mine.

REVENUE

Revenue for the year ended December 31, 1996 was $46.7 million compared to $17.2 million for the six months ended December 31, 1995, an increase of 36% on an annualized basis. With the average revenue realized per ounce of gold being $384 for 1996 and $383 in the six months ended December 31, 1995, revenue increased $0.1 million due to the changes in the price of gold. The increase in production for the year ended December 31, 1996 increased revenue realized during 1996 by $12.2 million over the annualized rate for the six months ended December 31, 1995.

Revenue for the six months ended December 31, 1995 was a 12% decrease on an annualized basis compared to the $39.0 million for the fiscal year ended June 30, 1995. Revenue decreased mainly because of the decrease in production at the Rand Mine described above. Revenue for the fiscal year ended June 30, 1995 was $0.2 million lower than the prior year (basically unchanged) because the decrease in production of 2,905 ounces of gold was offset by the increase in the average revenue realized per ounce of gold of $384 for the fiscal year ended June 30, 1995 from an average of $375 in the prior fiscal year.


COST OF PRODUCTION

The Company's cost of production of $24.4 million for the year ended December 31, 1996 is 3% greater, on an annualized basis, than the $11.9 million incurred for the six months ended December 31, 1995. This increase during the current period is due to an increase in production on an annualized basis of 5,753 ounces of gold at the Picacho Mine and of 26,134 ounces of gold at the Rand Mine.

The cash cost per ounce of gold production decreased during the year ended December 31, 1996 to $200 per ounce of gold from $265 per ounce of gold for the six months ended December 31, 1995. This decrease in cash costs per ounce of gold production was primarily due the lower costs of mining ore from the Yellow Aster Pit at the Rand Mine.

For the six months ended December 31, 1995, the cost of production at $11.9 million was a 16% increase on an annualized basis over the $20.6 million incurred in the fiscal year ended June 30, 1995. This annualized increase is primarily the result of a $1.8 million write- down of the work in process inventory on the heap leach pad of the Baltic Facilities caused by the lower recovery rates experienced from that heap during the period. The cost of production for the fiscal year ended June 30, 1995 was a 2% increase over the $20 million realized in the year ended June 30, 1994. This increase in costs was due to mining lower grades and encountering higher stripping ratios at the Rand Mine partially offset by a slight decrease in production of 2,905 ounces.

EXPENSES

Depreciation and depletion charges for the year ended December 31, 1996 were $10.6 million compared to the $4.7 million incurred for the six months ended December 31, 1995 an increase of 13.6% on an annualized basis. Depletion is $0.6 million greater than the prior period on an annualized basis because production was 35% higher during the current period, however, the depletion rate per ounce decreased during the current period because of higher reserves. A $0.6 million increase in depreciation during the current period resulted from the acquisition of assets during the year, which had been leased, and the higher level of production causing more pad depreciation to be incurred as pads are depreciated on a units of production basis.

Depreciation and depletion charges during the six months ended December 31, 1995 increased 9% on an annualized basis compared to such charges for the year ended June 30, 1995. This increase was a direct result of the reduction of the work in process inventory on the heap leach pad of the Baltic Facilities. The reduction in the number of ounces recoverable from the heap increased the per ounce charges. During the fiscal ended June 30, 1995 depreciation and depletion charges decreased 6.5% compared to those charged for the 1994 fiscal year due to more ounces being produced from newer and higher cost facilities. Depreciation and depletion charges are expected to remain relatively constant during the fiscal year ending December 31, 1997 as compared to the year ended December 31, 1996.

Royalty expense increased 48% or $0.9 million for the year ended December 31, 1996 as compared to the six months ended December 31, 1995 on an annualized basis. This was caused by the 35% increase in production and the higher royalty rates incurred on the ounces of gold produced at the Picacho and Rand Mines.

Royalty expense was down by 6%, on an annualized basis, for the six months ended December 31, 1995 compared to the year ended June 30, 1995, due to decreased production from the Baltic Pit. There was a 13% increase in royalties for the fiscal year ended June 30, 1995 as compared to the fiscal year ended June 30, 1994 which is the direct result of expensing advance minimum royalty payments on parcels from which no gold production is anticipated.

Exploration expenses of $0.9 million for the year ended December 31, 1996 were the write-off of exploration on the Jojoba prospect in Mexico. The Company has expended an additional $0.2 million dollars on the evaluation of several other properties during the year in an effort to acquire additional reserves for the Company.

Exploration expense for the six months ended December 31, 1995 was minimal. The decrease during the period as compared to the two prior years reflect the decision to suspend "grass roots" exploration. While exploration efforts in Mexico were curtailed during the year ended June 30, 1995, compared to those for the fiscal year ended June 30, 1994, the Company incurred a major exploration expense in fiscal year 1995 for the due diligence on the primary mining property held by Golden Queen Mining Co. Ltd. as part of a proposed acquisition of

"Golden Queen" by the Company. The acquisition was not completed because the merger proved to be uneconomic for the Company.

General and administrative costs at $3.2 million for the year ended December 31, 1996 is 11.0% greater on an annualized basis than the $1.4 million incurred for the six months ended December 31, 1995. The major expense impacting the increase in costs during the current year is approximately $224,000 related to the unsuccessful equity financing activities during June and July, 1996.

On an annualized basis there was no material change in general and administrative costs for the six months ended December 31, 1995 compared to the fiscal year ended June 30, 1995. These costs increased during the fiscal year ended June 30, 1995 as compared to the prior year due to higher consulting and legal fees pertaining to the Company's search for acquisition targets. The general and administrative expenses for the year ending December 31, 1997 are expected to be comparable to those incurred in the year just ended.

OTHER INCOME AND EXPENSES

Interest and other income at $0.8 million for the year ended December 31, 1996 includes a gain of approximately $558,000 from the sale of the investment in Aquiline Resources. The loss of $0.3 million for the six months ended December 31, 1995 includes a charge of $607,000 for the loss on the sale of the investment and costs when the bid to acquire Eldorado Corporation was allowed to lapse during the period.

The interest on long-term debt for the year ended December 31, 1996, the six months ended December 31, 1995, on an annualized basis, and for the year ended June 30, 1995 are comparable. The increase in interest on long term debt for the fiscal year ended June 30, 1995 compared to that of the fiscal year ended June 30, 1994 occurred because the Company did not capitalize any interest charges during the year ended June 30, 1995. Interest charges consist mainly of the amortization of deferred charges for credit arrangements, for letters of credit used as security for future reclamation costs and for standby fees.

The net earnings for the year ended December 31, 1996 was $4.1 million ($0.15 per share) compared to the loss for the six months ended December 31, 1995 of $1.9 million ($0.07 per share) and to income of $2.7 million ($0.10 per share) for the year ended June 30, 1995. Net income for the year ended June 30, 1994 was $3.6 million ($0.14 per share).

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $38.7 million at December 31, 1996 compared to $15.1 million at December 31, 1995 and $22.4 million at June 30, 1995. The long-term liabilities consisting of reserves for reclamation and deferred taxes totalled approximately $2.7 million at December 31, 1996, 1995 and June 30, 1995, respectively. Included in the working capital was cash of $26.5 million at December 31, 1995, $4.2 million at December 31, 1996, and $14.1 million in cash as at June 30, 1995.

During the current year cashflow from operations totalled $12.9 million while the six months ended December 31, 1995 resulted in cash used in operations of $205,000. A positive cash flow from operations of $12.9 million occurred in the fiscal year ended June 30, 1995, and $8.1 million occurred for the fiscal year ended June 30, 1994.

During the year the Company sold 4,500,000 common shares by public offering in Canada to produce net proceeds to the Company of approximately $31,500,000.

No dividends were declared or paid during the year ended December 31, 1996. A dividend of $0.044 (Cdn. $0.06) per share was paid on September 29, 1995 to shareholders of record at September 13, 1995 and a dividend of $0.044 (Cdn. $0.06) per share was paid on September 30, 1994 to shareholders of record at September 13, 1994.

The Company has a banking facility available for cash draws and letters of credit for security against future reclamation costs. At December 31, 1996, no cash was drawn against the line and $4.7 million was utilized for letters of credit issued as security for future reclamation costs. The Company is finalizing an arrangement with a bonding company to replace the letters of credit issued as security for future reclamation costs with bonds, thereby freeing up a portion of the line for cash draws. The credit arrangement expires June 1, 2001. The Company and the lender have agreed to review the agreements annually with a view to extending the agreement by one year so that, the maximum facility, initially for $20.0 million, will be continually available for the term of the amended facility. The amount available for borrowing at December 31, 1996 was $20.0 million.

With anticipated cashflow from operations for the year ending December 31, 1997 of approximately $13.4 million, cash on-hand of $26.5 million bank financing of $18.5 million available for cash draws and no debt outstanding other than current liabilities, management believes that the Company is in a very good financial position to proceed with growth and capital projects.

CAPITAL EXPENDITURES

During the year ended December 31, 1996 $24.9 million was expended on capital projects and investments as compared to the $8.6 million expended in the six months ended December 31, 1995. Major expenditures during the year were as follows:

                                                               Millions $
                                                               ----------
Equipment for the Rand Mine Optimization                             13.3
Rand Processing Facilities                                            2.8
Purchase of mining equipment off lease                                 .7
Equipment purchases for the Imperial Project                           .7
Imperial Project planning, permitting, and development                2.0
Investment in Pacific Amber Resources                                  .7
Investment in Paramount Ventures & Finance                            3.3


The Company's capital expenditures for the fiscal year ended December 31, 1997 are estimated to be $58.0 million. The major expenditures will be $52.0 million for permitting, equipment acquisition, construction and startup at the Imperial Project and $4.3 million for deferred stripping at the Rand Mine for mining of waste at the Randsburg Butte prior to the next phase of mining at the Yellow Aster Pit.

HEDGING

The Company's current policy is not to engage in hedging practices. As at December 31, 1996, the Company had call options outstanding for 16,200 ounces of gold at $415 per ounce expiring through December 1997. These remaining call options result from previous banking arrangements.

BREAK EVEN PRICE PER OUNCE OF GOLD

A major external factor that may have a marked effect on liquidity, either positive or negative, is the price of gold bullion on international markets. The Company's break-even price per ounce of gold for the year ending December 31, 1997 is estimated to be $341 compared to the year ended December 31, 1996 actual of $340 and the break-even price of $405, on an annualized basis, for the six months ended December 31, 1995, $350 for the fiscal year ended June 30, 1995 and $327 for the fiscal year ended June 30, 1994. The break-even price of gold includes all costs, including depreciation and depletion, royalties, corporate administration and exploration. Depreciation and depletion is projected to be $86 per ounce of gold for the year ending December 311997, compared to the actual of $87 per ounce of gold for the year ending December 31 1996, $102, on an annualized basis, for the six months ended December 31, 1995, $85 for the fiscal year ended June 30, 1995 and $88 for the fiscal year ended June 30, 1994. On a purely cash basis, the break-even price per ounce of gold is projected to be $255 for the fiscal year ending December 31, 1997, which is comparable to that for the fiscal years ended December 31, 1996, and June 30, 1995 and 1994. Any sustained price per ounce for gold over or under these prices will appreciably affect the Company's general liquidity position, and will substantially increase or decrease revenues, earnings and cashflow as the case may be.

REGULATORY, ENVIRONMENTAL AND OTHER RISK FACTORS

         RECLAMATION

The Company generally is required to mitigate long-term environmental impacts by stabilizing, contouring, reshaping and revegetating various portions of a site once mining and processing are completed. Reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. Whenever feasible, reclamation is conducted concurrently with mining. During the past three years, reclamation expenditures have not been material.

Standard open-pit leaching techniques have been established to meet reclamation requirements imposed by regulatory authorities. Due to the impervious qualities of the heap leach pad and the closed nature of the leaching system, the Company believes that its mining operations have a relatively modest effect on the environment.

Though the Company believes that its mining operations are in compliance with all present health, safety and environmental rules and regulations there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that the cost of compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future. However, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted. The Company made no material capital expenditures for environmental control facilities, other than designed monitoring systems at the Picacho and Rand Mines, during the year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal year ended June 30, 1995 and estimates that it will make no material capital expenditures in this area during the fiscal year ending December 31, 1996, other than monitoring systems incorporated in leach pad construction and expansion programs. At the corporate level, an Environmental Compliance Committee and Policy Statement were established to assure measurable standards for internal environmental audits for review by the Board of Directors. The Committee has been active and is satisfied the Company is complying with regulatory parameters.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 which would affect the Company's unpatented mining claims on federal lands, part of which would be the imposition of a royalty on gold production. Any levy of the type proposed will only apply to unpatented federal lands and accordingly will have an insignificant effect on the economics of the Picacho Mine and Rand's production from the Yellow Aster Pit. It cannot be predicted if these proposals will become law, however, should a gross royalty become law, it will affect the profitability of Rand's production from the Baltic and Lamont Pits and the profitability of the Imperial Project. The current estimates are that a 5% net profits interest could be the rate of royalty when it is finalized. A net profits royalty of 5% to the U.S. government, which may or may not be adequate, was included in the final feasibility study for the Imperial Project and is included in the estimated total cost of production per ounce of $292 for the project.

The Company's mineral development and mining activities and profitability involve significant risks due to numerous factors outside of its control, including the price of gold, risks inherent in mining, foreign exchange fluctuations and the above-described regulatory matters.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
         Financial Statements

         Report of Independent Chartered Accountants                                          58

         Consolidated Balance Sheets at December 31, 1996 and
         December 31, 1995                                                                    59

         Consolidated Statements of Operations for the year ended December 31,
         1996, the six months ended December 31, 1995,
         and for the years ended June 30, 1995 and 1994                                       60

         Consolidated Statements of Retained Earnings for the year ended
         December 31, 1996, the six months ended December 31, 1995, and
         for the years ended June 30, 1995 and 1994                                           61

         Consolidated Statements of Changes in Financial Position for the year ended December 31, 1996, the six months ended
         December 31, 1995, and for the years ended June 30, 1995 and 1994                    62

         Notes to Consolidated Financial Statements                                           63

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Glamis Gold Ltd.

We have audited the consolidated balance sheets of Glamis Gold Ltd. as at December 31, 1996 and 1995 and the consolidated statements of earnings, retained earnings and changes in financial position for the year ended December 31, 1996, for the six month period ended December 31, 1995 and for each of the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for the year ended December 31, 1996, for the six month period ended December 31, 1995 and for each of the years ended June 30, 1995 and 1994 in accordance with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for the year ended December 31, 1996, for the six month period ended December 31, 1995 and for each of the years ended June 30, 1995 and 1994 and shareholders' equity as at December 31, 1996 and 1995 to the extent summarized in note 11 to the consolidated financial statements.



Signed: "KPMG"

Chartered Accountants

Vancouver, Canada
January 31, 1997

GLAMIS GOLD LTD.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

December 31, 1996 and 1995

=========================================================================================
                                                                      1996         1995
-----------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                        $ 26,493     $  4,162
   Accounts receivable                                                   206          293
   Taxes recoverable                                                     -            404
   Inventories (note 3)                                               16,124       12,493
   Prepaid expenses                                                      258          310
-----------------------------------------------------------------------------------------
                                                                      43,081       17,662
Plant and equipment and mine development costs (note 4)               59,898       50,459
Other assets (note 5)                                                  4,995        1,637
-----------------------------------------------------------------------------------------

                                                                    $107,974     $ 69,758
=========================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities                         $  3,306     $  2,262
   Taxes payable                                                         497          -
   Royalties payable                                                     554          262
-----------------------------------------------------------------------------------------
                                                                       4,357        2,524

Reserve for reclamation costs (note 13(c))                             1,578        1,163

Deferred income taxes                                                  1,151        1,462
-----------------------------------------------------------------------------------------
                                                                       7,086        5,149
Shareholders' equity:
   Share capital (note 7):
      Authorized:
      50,000,000  common shares without par value
       5,000,000  preferred shares, $10 par value,
                  issuable in Series
      Issued and fully paid:
      31,004,707  (1995 - 26,386,707) common shares                   88,296       56,076
   Contributed surplus                                                    63           63
   Retained earnings                                                  12,529        8,470
-----------------------------------------------------------------------------------------
                                                                     100,888       64,609
Commitments and contingencies (notes 4 and 13)

-----------------------------------------------------------------------------------------

                                                                    $107,974     $ 69,758
=========================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:


"A Dan Rovig"  Director         "J. M. Billingsley"  Director
-----------------------         -----------------------------

GLAMIS GOLD LTD.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars)


===================================================================================================
                                                             Six months
                                              Year ended          ended       Years ended June 30,
                                             December 31,  December 31,      ----------------------
                                                     1996          1995          1995          1994
---------------------------------------------------------------------------------------------------
Revenue from gold production                     $ 46,739      $ 17,155      $ 39,032      $ 39,156
Cost of production                                 24,353        11,873        20,552        20,135
---------------------------------------------------------------------------------------------------
                                                   22,386         5,282        18,480        19,021

Expenses:
   Depreciation and depletion                      10,590         4,662         8,577         9,173
   Royalties                                        2,805           953         2,020         1,788
   Exploration                                      1,038            67         1,795         1,038
   Selling, general and administrative              3,223         1,448         2,854         2,571
---------------------------------------------------------------------------------------------------
                                                   17,656         7,130        15,246        14,570
---------------------------------------------------------------------------------------------------
Earnings (loss) from operations                     4,730        (1,848)        3,234         4,451

Interest and other income (expense) (note 8)          777          (337)          505
                                                                                                387
Interest on long-term debt                           (215)          (95)         (216)          (44)
---------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                 5,292        (2,280)        3,523         4,794

Provision for income taxes (note 9):
   Current                                          1,544          (288)          921         1,510
   Deferred                                          (311)         (131)          (86)         (283)
---------------------------------------------------------------------------------------------------
                                                    1,233          (419)          835         1,227
---------------------------------------------------------------------------------------------------

Net earnings (loss)                              $  4,059      $ (1,861)     $  2,688      $  3,567
===================================================================================================

Primary earnings (loss) per share                $   0.15      $  (0.07)     $   0.10      $   0.14
===================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Retained Earnings
(Expressed in thousands of United States dollars)


================================================================================================
                                                          Six months
                                         Year ended            ended       Years ended June 30,
                                       December 31,     December 31,      ----------------------
                                               1996             1995          1995          1994
------------------------------------------------------------------------------------------------
Retained earnings, beginning of period     $  8,470         $ 11,500      $  9,970      $  7,517

Net earnings (loss)                           4,059           (1,861)        2,688         3,567

Dividends                                       -             (1,169)       (1,158)       (1,114)
------------------------------------------------------------------------------------------------

Retained earnings, end of period           $ 12,529         $  8,470      $ 11,500      $  9,970
================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Changes in Financial Position
(Expressed in thousands of United States dollars)



=========================================================================================================
                                                                   Six months
                                                   Year ended           ended       Years ended June 30,
                                                 December 31,    December 31,      ----------------------
                                                         1996            1995           1995         1994
---------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
   Net earnings (loss)                               $  4,059        $ (1,861)     $  2,688      $  3,567
   Items not affecting working capital:
      Depreciation and depletion                       10,590           4,662         8,577         9,173
      Amortization of financing costs                      71              51           106           114
      Reserve for reclamation costs                       415             115           197           143
      Deferred income taxes                              (311)           (131)          (86)         (283)
      Loss (gain) on sale of investments                 (627)            607           -             -
   Net changes in non-cash working capital
     balances relating to operations                   (1,256)         (3,648)        1,434        (4,663)
---------------------------------------------------------------------------------------------------------
                                                       12,941            (205)       12,916         8,051

Financing:
   Financing costs                                        -               -            (115)          -
   Contracts payable                                      -               -             -            (108)
   Convertible debentures                                 -               -             -          (7,580)
   Issue of common shares                              32,220             -           3,309         8,871
   Dividends                                              -            (1,169)       (1,158)       (1,114)
---------------------------------------------------------------------------------------------------------
                                                       32,220          (1,169)        2,036            69

Investments:
   Investments, net of proceeds                        (2,802)            308          (915)          _
   Plant and equipment, net of disposals              (17,614)         (4,060)       (5,341)       (6,925)
   Mineral property acquisition and mine
     development costs                                 (2,414)         (3,930)       (7,157)       (5,628)
   Other assets                                           -              (915)         (220)         (257)
---------------------------------------------------------------------------------------------------------
                                                      (22,830)         (8,597)      (13,633)      (12,810)
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents
  during the period                                    22,331          (9,971)        1,319        (4,690)

Cash and cash equivalents, beginning of period          4,162          14,133        12,814        17,504
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $ 26,493        $  4,162      $ 14,133      $ 12,814
=========================================================================================================


See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

1.  NATURE OF OPERATIONS AND PRESENTATION:

    The Company and its wholly-owned subsidiaries are engaged in the exploration, development and extraction of precious metals in the State of California in the United States of America and in the State of Chihuahua in the Republic of Mexico and exploration and development on Sulawesi Island in Indonesia.

    Effective with the December 31, 1995 fiscal period, the Company changed its fiscal period end from June 30 to December 31.



2.  SIGNIFICANT ACCOUNTING POLICIES:

   (a)  Generally accepted accounting principles:

        These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in Canada, which conform, in all material respects, with those generally accepted in the United States, except as explained in note 11.

   (b)  Principles of consolidation:

        The consolidated financial statements include the accounts of the Company and its subsidiaries. As at December 31, 1996 the Company's active subsidiaries are wholly-owned and are as follows:

            Glamis Gold Inc.
            Chemgold, Inc.
            Rand Mining Company
            Glamis Gold Exploration Inc.
            Minera Glamis, S.A. de C.V.

    (c) Cash equivalents:

        Cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having original maturities of three months or less, that are readily convertible to contracted amounts of cash.

   (d)  Inventories:

        (i) Finished goods inventory is stated at market less refinery charges.

        (ii) Work-in-progress inventory, which is ore on the leach pads, consists of mining costs related to the ore being processed and is stated at the lower of cost and net realizable value. These costs will be charged to operations and included in cost of production on the basis of ounces of gold recovered. Based upon actual gold recoveries and operating plans, the Company continuously evaluates and refines estimates used in determining the costs charged to operations and the carrying value of costs associated with the ore on the leach pads.

        (iii) Supplies and spare parts inventory is stated at the lower of cost, using the first-in, first-out method, and replacement cost.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 2
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   (e)  Plant and equipment:

        Plant and equipment are stated at cost less accumulated depreciation. Pads are depreciated on a unit-of-production basis over estimated reserves expected to be processed from the pad. Certain mining equipment is depreciated based on hours used over their estimated useful lives. All other asset categories are depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for mining equipment and major asset categories range from three to seven years. Maintenance and repairs are charged to expense as incurred. Replacements and major improvements are capitalized.

   (f)  Mine development costs:

        (i) Property acquisition and mine development costs are recorded at cost and amortized by the unit-of-production method based on recoverable gold reserves. If it is determined that the deferred costs related to a property are not recoverable over its production life, the unrecoverable portion is charged to earnings in the period such determination is made.

        (ii) Mine development costs for current production are charged to earnings as incurred. Mining costs associated with waste rock removal are deferred and charged to cost of production on the basis of life-of-mine average stripping rates for the mine. Mine development costs incurred to expand operating capacity, develop new ore bodies or develop mine areas in advance of current production are deferred and then amortized on a unit-of-production basis. General and administrative costs are expensed as incurred.

        (iii) Expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project is abandoned, the accumulated project costs are charged to earnings in the period in which the determination is made. Exploration expenditures on properties identified as not having development potential are charged to earnings as incurred.

   (g)  Capitalization of interest:

        Interest on long-term debt is capitalized and included in plant and equipment and mine development costs on the basis of expenditures incurred for the acquisition and development of projects, without reference to specific borrowings for these projects, while the projects are actively being prepared for proposed production. Capitalization is discontinued when the asset commences commercial production.

   (h)  Reserve for reclamation costs:

        Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. A reserve for mine reclamation costs has been established for restoring certain mining areas based upon estimates of costs to comply with existing reclamation standards. Mine reclamation costs for operating properties are accrued using the unit-of-production method.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 3
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   (i)  Revenue recognition:

        Revenue is recognized when gold is ready for shipment to the refinery.

   (j)  Income taxes:

        (i) Certain expenses are reported in different periods for income tax and financial statement reporting purposes. The principal differences result from certain mine development costs which are expensed as incurred for income tax purposes and deferred and charged to operations on the unit-of-production method for financial statement reporting purposes.

        (ii) No provision has been made for withholding tax to which undistributed earnings of foreign subsidiaries may be subject when remitted to the Company. Management intends that all undistributed income in foreign subsidiaries be reinvested in those subsidiaries indefinitely to provide for corporate expansion.

   (k)  Translation of foreign currencies:

        The Company's Canadian operations are considered self-sustaining operations for the treatment of foreign exchange translation gains or losses arising from consolidation. Accordingly, the Company uses the current rate method to translate the accounts of its Canadian operations to United States dollars as follows:

        (i) Assets and liabilities at rates of exchange in effect at the end of the period;

        (ii) Revenues and expenses at the average exchange rate during the period;

        (iii) Material exchange gains and losses arising from translation are deferred and included as a separate component of shareholders' equity.

        The Company's Mexican subsidiary, Minera Glamis, S.A. de C.V., is treated as an integrated operation and the related accounts are translated into United States dollars using the temporal method as follows:

        (i)     Revenue and expenses at average exchange rates for each period;

        (ii) Monetary items at the rates of exchange prevailing at the balance sheet dates;

        (iii)   Non-monetary items at the historical exchange rates; and

        (iv) Exchange gains and losses arising from translation are included in the determination of net earnings for each period, except for exchange gains or losses relating to non-current monetary assets or liabilities, which are deferred and amortized over the remaining life of the asset or liability.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 4
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   (l)  Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, useful lives for depreciation, depletion and amortization, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

   (m)  Comparative figures:

        Certain of the prior periods comparative figures have been reclassified to conform with the presentation adopted for the current period.



3. INVENTORIES:

   =====================================================================
                                             December 31,   December 31,
                                                     1996           1995
   ---------------------------------------------------------------------
      Finished goods                               $4,645         $2,737
      Work-in-progress                             10,811          8,915
      Supplies and spare parts                        668            841
   ---------------------------------------------------------------------

                                                  $16,124        $12,493
   =====================================================================


4. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS:

   =================================================================================================
                                                                         December 31,   December 31,
                                                                                 1996           1995
   -------------------------------------------------------------------------------------------------
   Plant and equipment and mine development costs, net of accumulated depreciation and depletion of $55,464 (December 31, 1995 - $44,878):
      Plant and equipment                                                     $31,631        $19,895
      Mineral property acquisition costs                                       10,625         12,307
      Mine development costs                                                   17,642         18,257
   -------------------------------------------------------------------------------------------------

                                                                              $59,898        $50,459
   =================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 5
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

4. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

   =======================================================================================
                                                               December 31,   December 31,
                                                                       1996           1995
   ---------------------------------------------------------------------------------------
   Allocated to the projects as follows:
      Rand Mine (note 4(a))                                         $40,754        $31,381
      Picacho Mine (note 4(b))                                        5,356          7,918
      Cieneguita Project (note 4(c))                                  2,047          2,191
      Exploration and development properties (note 4(d))             11,439          8,593
      Administrative offices                                            302            376
   ---------------------------------------------------------------------------------------

                                                                    $59,898        $50,459
   =======================================================================================


   During the year ended December 31, 1996, the Company capitalized $ nil (six months ended December 31, 1995 - $ nil, year ended June 30, 1995 - $ nil; 1994 - $291,000) of interest on long-term debt to plant and equipment and mine development costs.

   (a)  Rand Mine:

        =====================================================================
                                                   December 31,  December 31,
                                                           1996          1995
        ---------------------------------------------------------------------
        Plant and equipment                             $49,047       $32,792
        Mineral property acquisition costs               13,290        13,290
        Mine development costs                           15,255        14,888
        ---------------------------------------------------------------------
                                                         77,592        60,970
        Less accumulated depletion and depreciation      36,838        29,589
        ---------------------------------------------------------------------

                                                        $40,754       $31,381
        =====================================================================


        The Rand Mine is comprised of three ore bodies: the Yellow Aster pit, the Baltic pit and the Lamont pit; and three leach pad and related processing facilities: the Yellow Aster facilities, the Baltic facilities and the Rand facilities (note 13(c)).

        (i)     Yellow Aster:

                An agreement to obtain mining and exploration rights on the Yellow Aster pit and facilities provides the Company the option to receive an assignment or transfer of the underlying land lease. All option payments have been made and are included in mine development costs.

                Under the terms of the option agreement, the Company is required to pay gross monthly royalties of 6% of smelter returns, against which certain costs may be deducted, from the Yellow Aster pit and facilities. The minimum monthly royalty payment required by this agreement is $4,000.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 6
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

4. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

   (a)  Rand Mine (continued):

        (ii)    Baltic and Lamont:

                Certain of the Baltic pit and facilities and the Lamont pit are situated on patented claims, which are subject to various agreements with the owners of the underlying claims that provide for minimum property payments and royalties on production from the claims. The royalties average 1-1/2% of net smelter returns and the minimum annual property payments due over the next five years are approximately as follows:

                =========================================================
                                                                  Minimum
                Fiscal year                             property payments
                ---------------------------------------------------------
                1997                                                 $145
                1998                                                  140
                1999                                                  284
                2000                                                  134
                2001                                                  134
                =========================================================


   (b)  Picacho Mine:

        =====================================================================
                                                   December 31,  December 31,
                                                           1996          1995
        ---------------------------------------------------------------------
        Plant and equipment                             $ 8,106       $ 7,669
        Mineral property acquisition costs                5,799         5,799
        Mine development costs                            9,275         9,275
        ---------------------------------------------------------------------
                                                         23,180        22,743
        Less accumulated depletion and depreciation      17,824        14,825
        ---------------------------------------------------------------------
                                                        $ 5,356       $ 7,918
        =====================================================================


        (i)     Lease:

                The Picacho Mine is located on leased property and operates under a conditional use permit. The lease, which expires in 1999, contains a 20 year renewal option.

        (ii)    Royalties:

                The Company is required to pay monthly royalties of 10% of net smelter returns under terms of the lease agreement with the Picacho Mine claim owners. The minimum annual royalty payment required is $30,000 when gold is $200 per ounce. The minimum royalty amount increases or decreases by $1,000 per year for each $5 per ounce change in the gold price.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 7
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

4. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

   (c)  Cieneguita Project:

        ===========================================================================
                                                         December 31,  December 31,
                                                                 1996          1995
        ---------------------------------------------------------------------------
        Property and equipment                                 $  541        $  503
        Mineral property acquisition and development costs      1,797         1,819
        ---------------------------------------------------------------------------
                                                                2,338         2,322
        Less accumulated depletion and depreciation               291           131
        ---------------------------------------------------------------------------

                                                               $2,047        $2,191
        ===========================================================================

        In August 1992, the Company signed a letter agreement with Aquiline Resources Inc. ("Aquiline") (note 5(a)), a company with a common director, to earn a 60% interest in the Cieneguita Project (the "Project"), a mineral concession located in the State of Chihuahua, Mexico. During the year ended June 30, 1995, the Company met the terms of the agreement, as amended, and earned a 60% interest in the Project.

        In May 1995, the Company and Aquiline entered into a joint venture agreement to bring the Project into production. Under the terms of this joint venture agreement, the Company continues to be the operator of the Project; has contributed certain equipment to the joint venture at an agreed value; and funded Aquiline's 40% share of the costs required to bring the Project into production. The Company will receive 100% of the net income from metals produced from the Project until such time as the Company has recovered Aquiline's 40% share of the total contributions, plus interest at bank prime plus 2%, at which time further profits will be shared in proportion to the venturer's participating interest at that time, which currently is 40% to Aquiline and 60% to the Company. At December 31, 1996, Aquiline's 40% share of the total contributions funded by the Company was $311,000 (December 31, 1995 - $311,000) (note
        5).

        Summarized financial information of the Company's 60% share of the Cieneguita Joint Venture is as follows:

        ========================================================================
                                                      December 31,   December 31,
                                                              1996          1995
        ------------------------------------------------------------------------
        Current assets, consisting primarily of accounts
          receivable and finished goods inventories          $ 244         $ 251
        Plant and equipment and mine development costs         340           310
        Accounts and royalties payable                          (6)          (32)
        ------------------------------------------------------------------------

        Venturers' equity                                    $ 578         $ 529
        ========================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 8
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

4. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

   (c)  Cieneguita Project (continued):

        =====================================================================
                                                     Year ended  Period ended
                                                   December 31,  December 31,
                                                           1996          1995
        ---------------------------------------------------------------------
        Revenues from gold production                     $ 485         $ 217
        Expenses                                           (434)         (155)
        ---------------------------------------------------------------------

        Net earnings                                      $  51         $  62
        =====================================================================


        =======================================================================
                                                      Year ended   Period ended
                                                    December 31,   December 31,
                                                            1996           1995
        -----------------------------------------------------------------------
        Cash provided by (used in):
           Operations                                      $ 207          $(142)
           Financing                                         (17)           481
           Investments                                       (70)          (328)
        -----------------------------------------------------------------------
        Increase in cash and cash equivalents                120             11

        Cash and cash equivalents, beginning of period        11            -
        -----------------------------------------------------------------------
        Cash and cash equivalents, end of period           $ 131          $  11
        =======================================================================


   (d)  Exploration and development properties:

        ====================================================================
                                                 December 31,   December 31,
                                                         1996           1995
        --------------------------------------------------------------------
        Imperial Project (note 4(d)(i)):
           Plant and equipment - deposit              $   777          $ -
           Mineral property acquisition costs           3,330          3,311
           Mine development costs                       6,270          4,279
        --------------------------------------------------------------------
                                                       10,377          7,590
        Buckboard and Lamont West (note 4(d)(ii))         385            385
        La Jojoba (note 4(d)(iii))                        -              618
        Gunung Pani Project (note 4(d)(iv))               486            -
        Mina Project (note 4(d)(v))                       191            -
        --------------------------------------------------------------------

                                                      $11,439        $ 8,593
        ====================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 9
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

4. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

   (d)  Exploration and development properties (continued):

        (i)     Imperial Project:

                The Imperial Project consists of certain unpatented mining claims located in eastern Imperial County in the State of California. Consideration given to acquire the Company's 100% interest in the Imperial Project included a net smelter return royalty of 1-1/2% on gold production from the property. At December 31, 1996, the Company has entered into contracts for plant and equipment purchases totalling approximately $7,251,000 of which $777,000 has been paid as a deposit. Permits to operate the project are being sought from the appropriate regulatory authorities and are expected to be received in 1997.

        (ii)    Buckboard and Lamont West:

                On April 23, 1993, the Company acquired the Buckboard and Lamont West properties which are located adjacent to the Yellow Aster and Baltic Projects.

        (iii)   La Jojoba:

                In May 1995, the Company entered into an option agreement with Aquiline to earn an undivided 75% interest in the La Jojoba property located in the State of Sonora, Mexico. The Company was required to fund the exploration and development expenditures, make all property payments as required by the underlying agreements with the property owner and prepare a feasibility study on the property. In 1996, the Company elected not to proceed with this agreement and wrote off the related exploration and development expenditures totalling $848,000.

        (iv)    Gunung Pani Project:

                During 1996, the Company entered into an option agreement with Paramount Ventures and Finance Inc. ("Paramount") (note 5(a)) to earn a 40% interest in the Gunung Pani Gold Project located on Sulawesi Island in Indonesia. In order to earn its 40% interest, the Company is required to fund the exploration and development expenditures and prepare a feasibility study on the property. Paramount is responsible for paying all other costs of maintaining the property in good standing. On completion of a positive feasibility study, the Company and Paramount will each contribute 50% of the costs of the Project.

        (v)     Mina Project:

                In June 1996, the Company entered into an agreement with Mina Gold Mine Inc. ("Mina") giving the Company the exclusive right to explore mining claims and other properties in the Bell Mining District, Mineral County, Nevada through December 31, 1998. The Company has the option to purchase the property for $1,000,000 and is required to pay Mina minimum royalty payments and satisfy minimum work commitments during the option period.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 10
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994



5. OTHER ASSETS:

   =================================================================================================
                                                                         December 31,   December 31,
                                                                                 1996           1995
   -------------------------------------------------------------------------------------------------
   Investment in other companies, at cost (quoted market value $7,303,000;
     December 31, 1995 - $3,040,000)
      Aquiline Resources Inc. (note 5(a))                                      $  -           $  600
      Pacific Amber Resources Ltd. (note 5(b))                                  1,325            593
      Paramount Ventures and Finance Inc. (note 5(c))                           3,306            -
   -------------------------------------------------------------------------------------------------
                                                                                4,631          1,193
   Receivable from Aquiline Resources Inc. (note 4(c))                            311            311
   Loan origination costs and deferred interest (note 5(d))                        47            118
   Other                                                                            6             15
   -------------------------------------------------------------------------------------------------

                                                                               $4,995         $1,637
   =================================================================================================


   (a)  Investment in Aquiline Resources Inc.:

        At December 31, 1995, the Company held 1,590,908 common shares of Aquiline, the company which held a 100% interest in the Cieneguita Project (note 4(c)), representing approximately 32% of its outstanding common shares. During 1996, the Company sold its investment for cash proceeds and recorded a gain of $558,000. The Company has accounted for its investment on the cost basis as the Company did not exercise significant influence over the strategic operating, investing, and financing policies of Aquiline.

   (b)  Investment in Pacific Amber Resources Ltd.:

        During 1995, the Company purchased 660,000 special warrants of Pacific Amber Resources Ltd. ("Pacific Amber"), a company with a common director, by way of two private placements. A total of 360,000 special warrants were purchased at a price of Cdn. $0.70 per special warrant and 300,000 special warrants at a price of Cdn. $1.85 per special warrant. Each special warrant entitled the holder to receive one common share and one share purchase warrant with each share purchase warrant entitling the holder to purchase one common share at stipulated prices.

        During 1996, the Company converted its special warrants to common shares and share purchase warrants and exercised 360,000 share purchase warrants at Cdn. $1.00 per share and 300,000 share purchase warrants at Cdn. $2.20 per share. In addition, 14,100 common shares were sold for cash proceeds and a gain of $69,000 was recorded. At December 31, 1996 the Company held 1,305,900 common shares of Pacific Amber, representing approximately 8% of its outstanding common shares.

        The Company's investment in Pacific Amber has been accounted for on the cost basis.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 11
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

5. OTHER ASSETS (CONTINUED):

   (c)  Paramount Ventures and Finance Inc.:

        During 1996, the Company acquired 2,000,000 special warrants of Paramount, the company that holds a right to an 80% interest in the Gunung Pani Gold project (note 4(d)(iv)), at Cdn. $2.25 per special warrant by way of private placement. Each special warrant entitles the holder to receive one common share and one-half of a share purchase warrant with each whole share purchase warrant entitling the holder to purchase one common share at a price of Cdn. $2.50 per share within one year from the date of issue. At December 31, 1996, if the special warrants were converted into shares and warrants, the Company would have held approximately 6% of the outstanding common shares of Paramount.

        The Company's investment in Paramount has been accounted for on the cost basis.

   (d)  Loan origination costs and deferred interest:

        These costs are being charged to earnings over the term of the banking agreement (note 13(b)).



6. CONVERTIBLE DEBENTURES:

   During 1991, the Company issued $12,000,000 of 8% convertible subordinated notes which were converted into 8% convertible subordinated debentures maturing on October 1, 1996. The debentures were convertible any time at the rate of 345 common shares per $1,000 principal amount of debentures, representing a fixed conversion price of Cdn. $3.35 per share.

   During the year ended June 30, 1994, the Company gave notice of redemption, as allowed under the terms of the debenture agreement, and all of the remaining outstanding debentures were converted by December 15, 1993 (note
   7).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 12
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

7. SHARE CAPITAL:

   (a)  Issued and fully paid:

         =======================================================================================================
                                                                                           Number
                                                                                        of shares         Amount
         -------------------------------------------------------------------------------------------------------
         Balance as at June 30, 1993                                                   22,954,607     $   44,211
           Issued during the year:
            For cash consideration under the terms of directors' and
              employees' stock option                                                     326,000          1,291
            On conversion of debentures (note 6)                                        2,615,100          7,265
         -------------------------------------------------------------------------------------------------------

         Balance as at June 30, 1994                                                   25,895,707         52,767
           Issued during the year:
            For cash consideration under the terms of directors' and
              employees' stock option                                                     491,000          3,309
         -------------------------------------------------------------------------------------------------------

         Balance as at June 30, 1995 and December 31, 1995                             26,386,707         56,076
           Issued during the year:
            For cash consideration under the terms of directors' and
              employees' stock options                                                    118,000            785
            For cash consideration pursuant to an underwriting agreement
              dated November 18, 1996                                                   4,500,000         31,435
         -------------------------------------------------------------------------------------------------------

         Balance as at December 31, 1996                                               31,004,707     $   88,296
         =======================================================================================================


   (b)   Stock options:

         At December 31, 1996, a total of 650,000 common shares for directors and officers and 300,000 common shares for employees were reserved for issuance under options granted. These options expire at varying dates to October 1, 2001 and are exercisable at prices ranging from Cdn. $7.875 to Cdn. $12.625 per share.

         Stock options granted during the year ended December 31, 1996 under the terms of directors' and employees' stock options were at prices ranging from Cdn. $9.25 to Cdn. $9.30 per share (six month period ended December 31, 1995 - Cdn. $7.875 to Cdn. $9.25 per share).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 13
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

7. SHARE CAPITAL (CONTINUED):

   (b)  Stock options (continued):

        A continuity of directors' and employees' stock options is as follows:


        ==============================================================================================
                                                                   Six months          Years ended
                                                   Year ended           ended            June 30,
                                                 December 31,     December 31,       -----------------
                                                         1996            1995        1995         1994
                                                               (In thousands of common shares)
        ----------------------------------------------------------------------------------------------
        Balance outstanding, beginning of period         768              679         467          588
        Cancelled during the period                        -              (89)         -            -
        Granted during the period                        300              178         703          205
        Exercised at an average price of Cdn. $9.21
          (December 31, 1995 - Cdn. $ nil; June 30,
          1995 - Cdn. $9.31; 1994 - Cdn. $5.25)         (118)               -        (491)        (326)
        ----------------------------------------------------------------------------------------------

        Balance outstanding, end of period               950              768         679          467
        ==============================================================================================


8. INTEREST AND OTHER INCOME (EXPENSE):


        ==============================================================================================================
                                                                              Six months                Years ended
                                                               Year ended          ended                 June 30,
                                                             December 31,   December 31,          --------------------
                                                                     1996           1995           1995           1994
        --------------------------------------------------------------------------------------------------------------
        Interest income                                             $ 189          $ 271          $ 654          $ 551
        Foreign exchange loss                                         (39)            (1)          (149)          (164)
        Gain (loss) on sale of investments (notes 5(a) and (b))       627           (607)            -              -
        --------------------------------------------------------------------------------------------------------------

                                                                    $ 777          $(337)         $ 505          $ 387
        ==============================================================================================================


        In May 1995, the Company acquired 200,000 common shares of Eldorado Corporation Ltd. ("Eldorado") through open market purchases. In June 1995, the Company offered, under certain conditions, to purchase all of the outstanding common shares, special warrants and convertible debentures of Eldorado by way of a take-over bid. Costs associated with the take-over bid were deferred and included in the Company's investment in Eldorado at June 30, 1995.

        In August 1995, as the minimum number of shares of Eldorado required under the offer, as amended, were not tendered, the Company allowed its offer to expire and subsequently sold the Eldorado shares.

        A loss of $607,000 was recorded on the sale of the shares and write-off of the costs associated with the take-over bid.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 14
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

9. INCOME TAXES:

   The provision for income taxes differs from the Canadian federal and British Columbia provincial statutory rate as follows:


   ======================================================================================================================
                                      Year ended        Six months ended                  Years ended June 30,
                                       December 31,        December 31,         -----------------------------------------
                                          1996                 1995                   1995                   1994
                                  Amount        Rate     Amount       Rate%     Amount       Rate%     Amount       Rate%
   ----------------------------------------------------------------------------------------------------------------------
   Income tax expense
     computed at statutory
     rates                       $ 2,414        45.6    $(1,040)      (45.6)   $ 1,603        45.5    $ 2,174        45.3
   Permanent differences            (105)       (2.0)        84         3.7        (36)       (1.0)       135         2.8
   Foreign taxes different
     from statutory rate          (1,163)      (21.9)       345        15.1       (599)      (17.0)      (909)      (18.9)
   Utilization of deductions
     not reflected in the
     accounts                       (486)       (9.2)       (47)       (2.1)      (311)       (8.9)      (332)       (6.9)
   Other                             573        10.8        239        10.5        178         5.1        159         3.3
   ----------------------------------------------------------------------------------------------------------------------

                                 $ 1,233        23.3    $  (419)      (18.4)   $   835        23.7    $ 1,227        25.6
   ======================================================================================================================


   (a)  Potential future tax benefits:

        At December 31, 1996, the Company has Canadian tax pools of approximately Cdn. $3,100,000 and Mexican operating losses of New Pesos $15 million (approximately $2,000,000) available which may be carried forward and used to reduce certain taxable income in future years. The potential income tax benefits related to these items have not been reflected in the accounts.

   (b)  Deferred income taxes:

        Deferred income tax recovery arising from reporting costs for tax purposes at amounts differing from those charged to earnings are as follows:


        ================================================================================================
                                                                  Six months            Years ended
                                                    Year ended         ended              June 30,
                                                  December 31,  December 31,         -------------------
                                                          1996          1995          1995          1994
        ------------------------------------------------------------------------------------------------
        Depreciation, depletion and amortization         $(827)        $(525)        $(683)        $(486)
        Exploration and development cost                   582           501           640           684
        Revenue not recognized for tax purposes, net       238             3          (311)          212
        Other                                             (304)         (110)          268          (693)
        ------------------------------------------------------------------------------------------------

                                                         $(311)        $(131)        $ (86)        $(283)
        ================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 15
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

10. FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT:

    During 1996, the Company retroactively adopted new presentation and disclosure standards with respect to financial instruments. The adoption of the new standards has not changed earnings previously reported.

    (a) Hedging:

        In order to protect against the impact of declining gold prices, the Company had previously entered into forward sales and option contracts to effectively provide a minimum price for a portion of inventories and future production. Contracted prices on spot deferred sales and options are recognized in revenues as designated production is delivered to meet commitments.

        As at December 31, 1996, the Company had no outstanding spot deferred forward sales contracts (December 31, 1995 - 8,450 ounces of gold at an average price of $376 per ounce) and had written call options for 16,200 (December 31, 1995 - 32,000) ounces of gold at $415 (December 31, 1995 - $400) per ounce expiring through December 1997.

    (b) Carrying value and fair value of financial instruments:

        Except as disclosed elsewhere in these financial statements, the carrying amounts for the Company's financial instruments approximated fair values, with the following exception:

        ===========================================================================================
                                              December 31, 1996             December 31, 1995
        -------------------------------------------------------------------------------------------
                                          Net carrying          Fair    Net carrying           Fair
                                                amount         value          amount          value
        -------------------------------------------------------------------------------------------
        Off-balance sheet instruments:
           Gold spot deferred forward
             sales contracts                      $ -            $ -            $ -           $(85)
        ===========================================================================================



        The fair value of forward sales contracts reflects the excess (deficiency) of the average contract price compared to the quoted gold price at period-end thereby presenting the unrealized gains (losses) in respect of open contracts.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 16
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

    Accounting under Canadian and United States generally accepted accounting principles is substantially the same, except for the following:

    (a) Change in ending date of financial year:

        Effective December 31, 1995, the Company changed its fiscal year from June 30 to December 31. United States accounting principles recommend disclosure of condensed earnings information for the comparable period in the notes to the financial statements. This information may be unaudited.

        Accordingly, unaudited condensed consolidated earnings information of the Company for the six month period ended December 31, 1994 is as follows:

        Revenue                                                        $19,836
        ======================================================================

        Gross profit                                                   $ 8,857
        ======================================================================

        Income taxes                                                   $   221
        ======================================================================

        Net earnings                                                   $ 1,204
        ======================================================================

        Earnings per share                                             $  0.05
        ======================================================================


   (b)  Accounting for income taxes:

        United States accounting principles require the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        Under United States accounting principles, at December 31, 1996 and 1995 there would be no deferred income tax liability. The amount reported for earnings for the December 31, 1996 fiscal year would be decreased by $311,000, the amount reported for loss for the December 31, 1995 fiscal period would be increased by $131,000, the amount reported for earnings for the 1995 fiscal year would be reduced by $86,000 and the amount reported for earnings for the 1994 fiscal year would be increased by $1,679,000.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 17
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

    (b) Accounting for income taxes (continued):

        The tax effect of the Company's temporary differences that give rise to the deferred income tax balance as at December 31, 1996 are deferred tax assets of $6,550,000 (December 31, 1995 - $5,298,000) for Alternative Minimum Tax credit carry forwards, inventory and the reserve for reclamation costs, for which a valuation allowance of $nil (December 31, 1995 - $1,834,000) has been applied, and deferred tax liabilities of $6,550,000 (December 31, 1995 - $3,464,000) primarily for plant and equipment and mine development costs and revenue not recognized for tax purposes.

   (c)  Accounting for investments in debt and equity securities:

        Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities, requires that portfolio investments that have readily determinable fair values and are held principally for the purpose of selling them in the near term be presented at fair value with their unrealized holding gains and losses included in earnings. Investments that have readily determinable fair values and, while not held principally for the purpose of selling them in the near term, are available-for-sale and must also be presented at fair value with their holding gains and losses reported in a separate component of shareholders' equity until realized. Both of these types of investments are presented on a cost basis under Canadian accounting principles.

        Under United States accounting principles, other assets and unrealized holding gains in shareholders' equity at December 31, 1996 would each be increased by $2,672,000 (December 31, 1995 - $1,847,000).

   (d)  Accounting for long-lived assets:

        Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, was issued by the Financial Accounting Standards Board in March 1995 and is effective for the current fiscal year. Adopting Statement 121 did not result in any material differences in the consolidated financial information presented under United States accounting principles.

   (e)  Stock based compensation:

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board in 1995 and is effective for the Company's current fiscal year. The statement requires that stock-based compensation be accounted for based on a fair value methodology, although it allows the effects to be disclosed in the notes to the financial statements rather that in the statement of operations, which the Company has elected to do. The fair value of stock options granted to directors, officers and employees during 1996 was estimated to be $158,000 and accordingly, would have reduced reported earnings by that amount.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 18
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

    (f) Computation of earnings per share:

        Under United States accounting principles, the computation of primary earnings per share includes common stock equivalents, such as common stock options, warrants and convertible debentures. This method requires that primary earnings per share be computed as if stock options and warrants were exercised at the beginning of the fiscal period (or at the time of issuance, if later), and as if the funds obtained thereby were used to purchase common stock of the Company at the average market price during the period. Fully diluted earnings per share shows the effect on earnings per share which would result if the proceeds from the exercise of common stock options and warrants were used to purchase the Company's common stock at the higher of its market value at the end of the year or the average value during the year.

   (g)  Statement of changes in financial position:

        Under United States accounting principles, the changes in non-cash working capital are disclosed in detail in the statement of changes in financial position and the cash amount of interest and taxes paid is required to be disclosed.

        The net changes in non-cash working capital are as follows:


        =================================================================================================
                                                                 Six months            Years ended
                                                  Year ended          ended               June 30,
                                                December 31,   December 31,        ----------------------
                                                        1996           1995           1995           1994
        -------------------------------------------------------------------------------------------------
        Accounts receivable                          $    87        $  (124)       $   160        $  (294)
        Taxes recoverable/payable                        901           (302)         1,218           (676)
        Inventories                                   (3,632)        (2,127)          (968)        (3,922)
        Prepaid expenses                                  52            (53)            93            (94)
        Accounts payable and accrued liabilities       1,044         (1,013)         1,079            191
        Royalties payable                                292            (29)          (148)           132)
        -------------------------------------------------------------------------------------------------

                                                     $(1,256)       $(3,648)       $ 1,434        $(4,663)
        =================================================================================================


        During the year ended December 31, 1996, the Company paid $215,000 of interest (six month period ended December 31, 1995 - $95,000; year ended June 30, 1995 - $216,000; 1994 - $335,000) and paid $775,000 of taxes
        (six month period December 31, 1995 - $ nil; year ended June 30, 1995 - recovered $398,000; 1994 - paid $1,510,000).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 19
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

    A reconciliation of the net earnings (loss) for the period as shown in these consolidated financial statements to the net earnings (loss) for the period in accordance with United States accounting principles, excluding the effects of Statement 123, is as follows:


    =======================================================================================================
                                                                    Six months              Years ended
                                                     Year ended          ended                June 30,
                                                   December 31,   December 31,        ---------------------
                                                           1996           1995           1995          1994
    -------------------------------------------------------------------------------------------------------
    Net earnings (loss) for the period in these
      consolidated financial statements                 $ 4,059        $(1,861)       $ 2,688        $3,567
    Adjustment for income taxes                            (311)          (131)           (86)        1,679
    -------------------------------------------------------------------------------------------------------

    Net earnings (loss) for the period using United
      States accounting principles                      $ 3,748        $(1,992)       $ 2,602        $5,246
    =======================================================================================================

    Primary earnings (loss) per share                   $  0.14        $ (0.08)       $  0.10        $ 0.21
    =======================================================================================================

    Fully diluted earnings (loss) per share             $  0.14        $ (0.08)       $  0.10        $ 0.21
    =======================================================================================================

    Shareholders' equity under United States accounting principles would be as follows:

    ================================================================
                                                    December 31,
                                                --------------------
                                                  1996         1995
    ----------------------------------------------------------------
    Shareholders' equity:
       Common stock                             $ 88,296     $56,076
       Contributed surplus                            63          63
       Unrealized holding gains                    2,672       1,847
       Retained earnings                          13,680       9,932
    ----------------------------------------------------------------

                                                $104,711     $67,918
    ================================================================


12. RELATED PARTY TRANSACTIONS:

    In addition to the related party transactions disclosed in notes 4(c), 4(d)(iii), 5(a) and 5(b), during the year ended December 31, 1996 the Company incurred professional fees totalling $216,000 (six month period ended December 31, 1995 - $169,000; year ended June 30, 1995 - $201,000;
    1994 - $90,000) with a company with common directors and with a firm in which an officer of the Company is a partner, of which $nil is included in accounts payable and accrued liabilities as at December 31, 1996 (December 31, 1995 - $7,000).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 20
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

13. COMMITMENTS AND CONTINGENCIES:

    (a) Operating leases:

        The Company has entered into operating leases for office premises and equipment. Minimum annual lease payments required are approximately as follows:

      =====================================================================
                                                                    Minimum
      Fiscal year                                            lease payments
      ---------------------------------------------------------------------
      1997                                                             $172
      1998                                                              128
      1999                                                              105
      =====================================================================


   (b)  Banking agreement:

        At December 31, 1996, the Company has a banking facility of $20,000,000 that is secured by all precious metals in any form, all tangible and intangible personal property, all and any inventory, and all indebtedness to the Company. The interest rate is based on the London Interbank Offered Rate for selected borrowing periods or the United States Federal Funds Rate for one day or greater periods, at the Company's option, plus a fixed margin of 1.0%. Repayment terms of the facility are based upon a quarterly repayment schedule, subject to a final repayment date of December 1, 1998. As at December 31, 1996 there were no cash borrowings under the existing banking facility but the lender had provided letters of credit for $4,754,976 (December 31, 1995 - $4,741,831) to provide security for future reclamation costs.

   (c)  Legal proceedings:

        During the process of obtaining the required permits to operate the Rand facilities (note 4(a)) from the appropriate regulatory authorities in California, the Company disclosed its anticipated water requirements to be drawn from the regional water supply. Subsequent to receiving its permits, two lawsuits were filed against the Company alleging that the Company is pumping water from the regional water supply in excess of that to which it is entitled. Both plaintiffs have requested a temporary restraining order, a preliminary injunction and a permanent injunction to limit the Company's current and planned use of water pumped from the regional water supply and one plaintiff is claiming damages. During 1996, the request for a preliminary injunction was denied by the Court, however, no prediction on the outcome of the remaining proceedings can be made at this time.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 21
(Tables expressed in thousands of United States dollars)

Year ended December 31, 1996
Six months ended December 31, 1995
Years ended June 30, 1995 and 1994

================================================================================

14. POSSIBLE CONFLICT OF INTEREST AND DUTY:

    During 1996, the Company's Chairman acquired the rights to a mineral property which the Company had been evaluating with a view to a possible acquisition. It appears that at the time of the acquisition, the Company's Chairman was not aware that the Company's Reno office still had an open file on the property even though it had terminated its evaluation activities. The Company's Chairman subsequently transferred his rights to that property to a company of which he and two other directors of the Company are directors and officers. The Company's Corporate Governance Committee was concerned that by the Company's Chairman acquiring the rights to the property prior to the Company closing its file, and by not disclosing such to the Company, a conflict of interest had arisen. The Committee commissioned an independent legal review of the facts and the law relating to this situation which concluded that it was arguable that the common directors placed themselves in a position of conflict of interest and duty.

    An independent report on the economic viability of the property demonstrated that the property could not be economically placed into production based upon the information that the Company had acquired on the property. The Company's President and Chief Executive Officer also concluded that the property was not and is not of economic interest to the Company.

    Based on this information, the Company's Board of Directors resolved that the matter of the possible breach of the Conflict of Interest and Duty principle be put to the shareholders of the Company to be dealt with at their next meeting.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's Auditors on any matter of accounting principle or practices or financial statement disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Directors is set forth in the section entitled "Election of Directors" on pages 4 through 10 of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 6, 1997 or such later date prior to June 30, 1997 as determined by the Directors, and is incorporated herein by reference. Information concerning the Company's Executive Officers is set forth in Part I,
Item 1 herein under the section entitled "Executive Officers of the Company."


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated herein by reference is the section entitled "Executive Compensation" on pages 10 through 16 of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 6, 1997 or such later date prior to June 30, 1997 as determined by the Directors.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated herein by reference is the section entitled "Stock Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 6, 1997 or such later date prior to June 30, 1997 as determined by the Directors.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference are the sections entitled "Certain Relationships and Related Transactions" on page 17 and "Other Business - Conflict of Interest" on page 18, of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 6, 1997 or such later date prior to June 30, 1997 as determined by the Directors.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules:

         1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                                                    Page
Report of Independent Chartered Accountants                                                           58

Consolidated Balance Sheets at December 31, 1996 and December 31,                                     59
1995

Consolidated Statements of Operations for the year ended December 31,                                 60
1996, the six months ended December 31, 1995, and for the years ended
June 30, 1995 and 1994

Consolidated Statements of Retained Earnings for the year ended December                              61
31, 1996, the six months ended December 31, 1995, and for the years ended June 30, 1995 and 1994

Consolidated Statements of Changes in Financial Position for the year                                 62
ended December 31, 1996, the six months ended December 31, 1995, and for the years ended June 30, 1995 and 1994

Notes to Consolidated Financial Statements                                                            63


         2. The following consolidated financial statement schedules of the Company are included in Part IV, Item 14:

         No Schedules are appended because of the absence of the condition under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K:

         A report on Form 8-K filed December 5, 1996 with respect to the Company's offshore public financing.

(c)      Exhibits:  The following documents are Exhibits to this Report.

                  10.43 Underwriting Agreement dated November 18, 1996 among the Company, Midland Walwyn Capital Inc. and RBC Dominion Securities Inc.

                  21.      List of Subsidiaries

                  23.1     Consent of the Auditors (KPMG Chartered Accountants)

                  23.2     Consent of Mine Reserves Associates, Inc.

                  27.      Financial Data Schedule

Exhibit No.       Exhibit Description
-----------       -------------------

      3.1 Certified copy of Memorandum and Articles of the Company as amended (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988 and to the Form S-8 dated March
                  12, 1988).

      4.1         Warrant Indenture between the Company and Canada Permanent
                  Trust Company dated December 12, 1985 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      4.2         Trust Deed between the Company and Montreal Trust Company of
                  Canada dated April 29, 1991 (incorporated herein by reference to the Form 10-Q for the quarter ended September 30, 1993.

      10.1        Mining Lease between Chemgold, Inc. and Picacho Development
                  Corp. dated September 24, 1979 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.2        Mining Option Agreement between War Eagle Joint Venture and
                  Chemgold, Inc. dated August 13, 1984 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.3 Exploration Agreement with Option to Enter into Mining Lease between Glamis Gold, Inc. and Rancheria del Rio Estanislaus dated August 17, 1987 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.4        Mining Lease of Sullivan Property among the Company, Glamis
                  Gold, Inc., Kenneth R. Palosky, Joan M. Palosky and Omega
                  Resources Company dated February 9, 1987 (incorporated herein by reference to the Form 20-F for the year ended June 30,
                  1988).

      10.5        Letter of Intent from Keradamex, Inc. to the Company and
                  Glamis Gold, Inc., dated August 17, 1988 (incorporated herein by reference to the Form 20-F for the year ended June 30,
                  1988).

      10.6        Exploration Agreement and Option to Purchase between Glamis
                  Gold, Inc. and Gold Fields Mining Corporation dated June 5,
                  1987, as amended (incorporated herein by reference to the Form
                  20-F for the year ended June 30, 1988).

      10.7        Imperial County Joint Venture Agreement among the Company,
                  Glamis Gold, Inc., Amir Mines Ltd. and Amir Mines (U.S.) Inc.
                  dated November 24, 1987 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.8        Assignment and Novation Agreement among the Company, Glamis
                  Gold, Inc., Amir Mines Ltd. and Imperial Gold Corporation dated February 1, 1988 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

Exhibit No.       Exhibit Description
-----------       -------------------

      10.9        Mining Lease among Glamis Gold, Inc., Thomas B. Thedford and
                  Alice J. Thedford dated December 29, 1987 (incorporated herein by reference to the Form 20-F for the year ended June 30,
                  1988).

      10.10       Share and Loan Purchase agreement among the Company, Tonto
                  Drilling Services, Tonto Precious Metals Ltd., Julia
                  Aspillaga, David Lowell, Robert Shoemaker and Gilda Roja S.
                  dated January 23, 1988 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.11       Finders Fee Agreement between the Company and Barry Rayment
                  (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.12 Salave Venture Agreement between Charter Exploraciones, S.A., the Company and Biomet Technology Inc. dated March 9, 1988
                  (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.13       Purchase and Sale Agreement among the Company, Biomet
                  Technology Inc. and Salave Joint Venture Corporation dated
                  August 15, 1988 (incorporated herein by reference to the Form
                  20-F for the year ended June 30, 1988).

      10.14       Shareholder Agreement between Glamis Gold Ltd. and Biomet
                  Technology Inc. dated August 15, 1988 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.15       Management Agreement between the Company and Chemgold, Inc.
                  dated August 1, 1983, as amended (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.16 Employment Agreement between the Company and Chester F. Millar dated January 1, 1985, as amended (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.17 Employment Agreement between the Company and Lorne B. Anderson dated May 3, 1988 as amended (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.18 Stock Option Agreements made between the Company and the following directors and officers: Chester F. Millar, James R.
                  Billingsley, Frederick N. Maycock (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.19       Agreement to provide sodium cyanide between Glamis Gold, Inc.
                  and Van Waters & Rogers, Inc. dated July 29, 1987
                  (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

      10.20       Refining Agreement between Engelhard Industries West, Inc. and
                  Chemgold, Inc. dated December 12, 1984 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

Exhibit No.       Exhibit Description
-----------       -------------------

      10.21       Purchase Agreement effective July 2, 1991 between Rand Mining
                  Company and DRX, Inc. and Westland Minerals Exploration Co.
                  (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.22       Option to Purchase Agreement dated May 18, 1990 between Rand
                  Mining Company and Echo Bay Explorations, Inc. (incorporated herein by reference to the Form 10-K for the year ended June
                  30, 1993).

      10.23       Royalty purchase agreement dated September 28, 1990 between
                  Glamis Gold Exploration, Inc. and Echo Bay Explorations, Inc.
                  (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.24       Royalty purchase agreement dated August 31, 1990 between
                  Glamis Gold Exploration, Inc. and DRX, Inc. and Westland
                  Minerals Exploration Co. (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.25       Exploration and option to joint venture agreement dated June
                  29, 1991 between Glamis Gold Exploration, Inc. and DRX, Inc.
                  and Westland Minerals Exploration Co. (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.26       Agreement dated August 13, 1992 between the Company and
                  Aquiline Resources Inc. (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.27* Incentive Share Option and Share Appreciation Rights Plan as amended January 15, 1992 (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.28*      Service Agreement of Chester F. Millar dated January 1, 1991
                  (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.29*      Service Agreement of James R. Billingsley dated January 1,
                  1991 (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.30*      Service Agreement of Lorne B. Anderson dated January 1, 1991
                  (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.31*      Service Agreement of A. Dan Rovig dated January 1, 1991
                  (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.32       Loan Agreement dated as of July 24, 1991 between Glamis Gold,
                  Inc., Chemgold, Inc., Rand Mining Company and Mase Westpac
                  Limited (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

      10.33       Purchase Agreement dated March 9, 1993 among Loewen Ondaatje
                  McCutcheon Limited, Nesbitt Thomson Inc. & Glamis Gold Ltd.
                  (incorporated herein by reference to the Form 10-K for the year ended June 30, 1993).

Exhibit No.       Exhibit Description
-----------       -------------------
      10.34       Special Warrant Indenture dated March 11, 1993 between Glamis
                  Gold Ltd. and Montreal Trust Company of Canada (incorporated herein by reference to the Form 10-K for the year ended June
                  30, 1993).

      10.35       Underwriting Agreement dated May 19, 1993 between Glamis Gold
                  Ltd. and Loewen Ondaatje McCutcheon Limited (incorporated herein by reference to the Form 10-K for the year ended June
                  30, 1993).

      10.36       Purchase Agreement dated January 27, 1994 between Glamis Gold
                  Exploration, Inc. and Imperial Gold Corporation (incorporated herein by reference to the Form 10-Q for the quarter ended
                  March 31, 1994).

      10.37       Banking agreement dated as of July 13, 1994 between Glamis
                  Gold, Inc., Chemgold, Inc. and Rand Mining Company and the
                  Republic Bank of New York (incorporated herein by reference to the Form 10-Q for the quarter ended September 30, 1994).

      10.38 Letter agreement dated December 16, 1994 between the Company and Golden Queen Mining Co. Ltd. in respect of the merger of the two companies (incorporated herein by reference to the Form 10-Q for the quarter ended December 31, 1994).

      10.39 Joint Venture Agreement dated May 29, 1995 between the Company and Aquiline Resources Inc. in respect of the Cieneguita property located in Mexico (incorporated herein by reference to the Form 10-K for the year ended June 30, 1995).

      10.40       Agreement dated May 10, 1995 between the Company and Aquiline
                  Resources Inc. in respect of the La Jojoba property
                  (incorporated herein by reference to the Form 10-Q for the quarter ended September 30, 1995).

      10.41*      Incentive Share Option Purchase Plan dated for reference
                  September 30, 1995 (incorporated herein by reference to the Form S-8 dated January 30, 1996).

      10.42       Letter Agreement dated August 14, 1996 with Paramount Ventures
                  & Finance Inc. (incorporated herein by reference to the Form
                  10-Q for the quarter ended September 30, 1996).

      10.43       Underwriting Agreement dated November 18, 1996 among the
                  Company, Midland Walwyn Capital Inc. and RBC Dominion
                  Securities Inc.

* Represents a management contract, compensation plan or arrangement required to be filed as an exhibit to this report.

      21.         List of Subsidiaries

      23.1        Consent of Auditors (KPMG)

      23.2        Consent of Mine Reserves Associates, Inc.

      27.         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLAMIS GOLD LTD.


By:      "A. Dan Rovig"                                 March 26, 1997
    -------------------------------------
     A. Dan Rovig, President,
     Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      "A. Dan Rovig"                                 March 26, 1997
    -------------------------------------
     A. Dan Rovig, President,
     Chief Executive Officer and Director


By:      "Chester F. Millar"                            March 26, 1997
    -------------------------------------
     Chester F. Millar, Director and
     Chairman of the Board


By:      "James R. Billingsley"                         March 26, 1997
    -------------------------------------
     James R. Billingsley, Director
     and Vice-President


By:      "Lorne B. Anderson"                            March 26, 1997
    -------------------------------------
     Lorne B. Anderson, Treasurer
     and Chief Financial Officer


By:      "Jacques Barbeau, Q.C."                        March 26, 1997
    -------------------------------------
     Jacques Barbeau, Q.C.
     Director


By:      "Ian S. Davidson"                              March 26, 1997
    -------------------------------------
     Ian S. Davidson
     Director


By:      "Francis O'Kelly"                              March 26, 1997
    -------------------------------------
     Francis O'Kelly
     Director