Form 10-Q
period 1997-03-31
GLAMIS GOLD LTD
filed 1997-05-14
CIK 782819

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) 0F
REGULATION S-T

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number    0-31986 (82-689)

                                GLAMIS GOLD LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

British Columbia, Canada                                    None.
--------------------------------------------------------------------------------
(Jurisdiction of incorporation             (IRS Employer Identification No.)
or organization)

3324 Four Bentall Centre, 1055 Dunsmuir Street, Vancouver, B.C. Canada, V7X 1L3
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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
                                                 -----    -----

The number of shares outstanding of the Registrant's common stock, as of May 9, 1997, was 31,092,707.

                                GLAMIS GOLD LTD.

                                      INDEX

                                                                                                                            Page
                                                                                                                            ----
Part I - Financial Information

         Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

                       Consolidated Balance Sheets as at March 31, 1997
                       and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

                       Consolidated Statements of Earnings for the three months ended
                       March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

                       Consolidated Statements of Retained Earnings for the three months
                       ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

                       Consolidated Statements of Changes in Financial Position for the
                       three months ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                       Notes to Interim Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .       4

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .       6

Part II - Other Information

         Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

         Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

         Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

         Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .       10

         Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

         Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

                                                                          -----------------------------
ASSETS                                                                       MARCH 31,     December 31,
                                                                                 1997             1996
                                                                          -----------------------------
Cash                                                                      $    23,863      $    26,493
Other current assets (note 3)                                                  16,066           16,588
                                                                          ------------     ------------
Current assets                                                                 39,929           43,081
Plant and equipment and mine development costs                                 62,776           59,898
Other assets                                                                    5,005            4,995
                                                                          ------------     ------------
                                                                          $   107,710      $   107,974
                                                                          ------------     ------------
LIABILITIES
    Current liabilities                                                   $     3,826      $     4,357
    Long term liabilities                                                       2,855            2,729
SHAREHOLDERS' EQUITY
    Share capital (note 4):
     Authorized:
          50,000,000 common shares without par value
            5,000,000 preferred shares, $10 par valuable,
             issuable in Series
      Issued and fully paid:
           31,092,707  common shares (1996 - 31,004,707)                       88,820           88,296
    Contributed surplus                                                            63               63
    Cumulative translation adjustment                                               -                -
    Retained earnings                                                          12,146           12,529
                                                                          ------------     ------------
                                                                              101,029          100,888
                                                                          ------------     ------------
                                                                          $   107,710      $   107,974
                                                                          ------------     ------------


Prepared by Management without audit
Approved by the Directors:


/s/ J.R. BILLINGSLEY                       /s/ A. DAN ROVIG
--------------------------------           -------------------------------------
Director                                   Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)

                                                    ----------------------------
                                                     THREE MONTHS ENDED MARCH 31,
                                                           1997            1996
                                                    -------------   ------------
Revenue from gold production                        $     11,359    $     9,954
Cost of production                                         5,549          5,579
                                                    -------------   ------------
                                                           5,810          4,375
                                                    -------------   ------------
Expenses
   Depreciation & depletion                                2,923          2,306
   Royalties                                                 819            440
   Selling, general & administrative                         810            674
   Exploration                                                33            884
                                                    -------------   ------------
                                                           4,585          4,304
                                                    -------------   ------------
Earnings from operations                                   1,225             71
Interest expense                                              25             39
 Other (income) expense                                     (356)           (83)
                                                    -------------   ------------
 Earnings before income taxes                              1,556            115
Provision for income taxes                                   405             41
                                                    -------------   ------------
Net earnings                                        $      1,151    $        74
                                                    -------------   ------------
Earnings per share                                  $       0.04    $         -
                                                    -------------   ------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                    THREE MONTHS ENDED MARCH 31,
                                                      1997              1996
                                                    ---------        ----------
Retained earnings, beginning of period              $ 12,529          $  8,470
   Net earnings                                        1,151                74
   Dividends                                          (1,534)                -
                                                    ---------        ----------
Retained earnings, end of period                    $ 12,146          $  8,544
                                                    ---------        ----------

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S., dollars)

                                                           ------------------------------------
                                                              THREE MONTHS ENDED MARCH 31,
                                                                     1997                 1996
                                                           ---------------      ---------------
OPERATING ACTIVITIES
   Net earnings                                            $        1,151       $           74
   Adjustment for items not affecting working capital               3,058                2,400
   Net changes in non-cash working capital                            (10)              (2,635)
                                                           ---------------      ---------------
Net cash provided by operations                                     4,199                 (161)
NET INVESTMENT ACTIVITIES                                          (5,819)              (2,262)
                                                           ---------------      ---------------
FINANCING ACTIVITIES
  Stock issues                                                        524                  511
  Dividends paid                                                   (1,534)                   -
  Other financing activities                                            -                  268
                                                           ---------------      ---------------
Net financing activities                                           (1,010)                 779
                                                           ---------------      ---------------
Decrease in cash                                                   (2,630)              (1,644)
Cash, beginning of period                                          26,493                4,162
                                                           ---------------      ---------------
Cash, end of period                                        $       23,863       $        2,518
                                                           ---------------      ---------------

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States Dollars)
                                 March 31, 1997

1.       GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of March 31, 1997 and December 31, 1996 and the results of its operations and changes in its financial position for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 5 hereof.

Effective December 31, 1995, the Company changed its year end from June 30 to December 31.

2.       FOREIGN CURRENCY TRANSLATION

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

3.       OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                    March 31,              December 31,
                                      1997                    1996
                                   ----------              -------------
 Finished goods                      $ 3,577                 $ 3,612

 Work-in-progress                     10,769                   9,949
 Supplies and spare parts                715                     866
                                   ----------              -------------
                                     $15,061                 $14,427
                                   ==========              =============

4.       SHARE CAPITAL

                                                 Three Months Ended                 Three Months Ended
                                                   March 31, 1997                     March 31, 1996
                                            ---------------------------       ----------------------------
                                             # of Shares         Amount        # of Shares         Amount
                                                                 (000)                              (000)
                                            -----------      ----------       -------------     ----------
 Issued and fully paid:
 Balance beginning of period                 31,004,707         $88,296         26,386,707         $56,076
 Issued during the period:
          For cash consideration under
                  the terms of
                  directors' and                 88,000             524             80,800             511
                  employees' stock
                  options
                                            -----------      ----------       -------------     ----------
 Balance end of period                       31,092,707         $88,820         26,467,507         $56,587
                                            ===========      ==========       ============      ==========

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities.

(a) Income Taxes:

Under United States accounting principles there would be no deferred income tax liability at December 31, 1996 and 1995; the amount reported for earnings for the December 31, 1996 fiscal year would be decreased by $311,000; the amount reported for loss for the six months ended December 31, 1995 would be increased by $131,000; the amount reported for earnings for the fiscal year ended June 30, 1995 would be reduced by $86,000; and the amount reported for earnings for the fiscal year ended June 30, 1994 would be increased by

$1,679,000. It is not expected that there would be a material difference in the consolidated statements of operations and changes in financial position for the three months ended March 31, 1997 if they were prepared under United States generally accepted accounting principles.

(b) Accounting For Investments in Equity Securities

United States accounting principles require that investments that have readily determinable fair values that are not held principally for the purpose of selling them in the near term, but are available-for-sale, be presented at fair value with their holding gains and losses reported in a separate component of shareholders' equity until realized.

Accordingly, under United States accounting principles, other assets and unrealized holding gains in shareholders' equity at March 31, 1997 would each be increased by $638,000 (December 31, 1996-$2,672,000).

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for the statements of historical fact contained herein, the information presented constitutes "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the factual results of current exploration activities, conclusions of feasibility studies now underway, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Annual Report on Form 10-K.

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

Gold production for the three-month period ended March 31, 1997 was 32,954 ounces, which produced revenues of $11.359 million. This compares with production of 24,629 ounces of gold and revenues of $9.954 million for the three-month period ended March 31,

1996. The gold production for the three-month period ended March 31, 1997 represents an increase of 34% over the same three-month period ended March 31, 1996. The average realized price for gold for the three-month period ended March 31, 1997 was $345 per ounce compared to $404 per ounce for the same period of the prior year. The decrease in the price realized per ounce reduced revenue in the quarter by approximately $1.5 million compared to last year, while the 8,325 ounce increase in production increased revenue by approximately $2.9 million. The Rand Mine produced 6,712 more ounces of gold during the quarter ended March 31, 1997, while the Picacho Mine experienced an increase of 1,626 ounces of gold during the period. The net effect of these two items resulted in an increase in revenue of $1.4 million for the period as compared to that for the same period during the prior year.

The increase in production at the Rand Mine was the result of mining only at the Yellow Aster Pit and being in full scale operation at the Rand Facilities during the quarter, which resulted in higher grades being placed on the heap and a higher flow rate of leach solutions. Because of the foregoing there was a significant increase in recovery rates compared to the same quarter in 1996.

The Picacho Mine production level increased as a result of good water availability and the higher grades of ore being mined and processed in the current three-month period as compared to the same period in the prior year.

The Company's cost of production of $5.5 million for the three-month period ended March 31, 1997 compared with March 31, 1996 was essentially unchanged. Since production was significantly higher, the result was a decrease in the average cash cost per ounce of production of approximately $60 with decreases in the per ounce cash cost of production being experienced at both mines.

For the quarter ended March 31, 1997 compared to the same period in 1996, depreciation and depletion charges and royalties increased because of the higher production levels. The major expense decrease during the current period was exploration expense, which included the write-off of $879,000 for the La Jojoba property in the three-month period ended March 31, 1996 because it did not meet the Company's project parameters after the exploration and metallurgical tests had been completed.

Net earnings for the quarter ended March 31, 1997 was $1.151 million ($0.04 per share), compared with $74,000 ($0.00 per share) for the same period last year.

OPERATIONS REVIEW

PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

Production of 9,368 ounce of gold for the three-months ended March 31, 1997 was 21% greater than the 7,742 ounces of gold produced in the same quarter of fiscal 1996. Average cash cost per ounce of gold produced at the Picacho Mine for the three-month period ended

March 31, 1997 was $131 per ounce, compared to $165 for the three months ended March 31, 1996 and total costs were $245 per ounce in the current period compared to $252 per ounce for the same period in 1996. The reduction in cost on a per ounce basis is a reflection of increased production. During the three months ended March 31, 1997, 300,200 tons of ore grading 0.041 ounces of gold per ton compared with 376,300 tons of ore grading .031 ounces of gold per ton during the same period of the last year were placed on the heap leach pad. 211,600 tons of waste was mined during the period ended March 31, 1997, which produced a stripping ratio of 0.7 tons of waste to one ton of ore. The stripping ratio in the prior year was 2.32 tons of waste to one ton of ore.

The Picacho Mine is expected to produce in excess of 28,000 ounces of gold for the year ended December 31, 1997, at which time all known reserves on the property will have been mined out.

RAND MINE, KERN COUNTY, CALIFORNIA

Production from the Rand Mine was 23,513 ounce of gold for the period ended March 31, 1997 compared with 16,801 ounces for the same period in 1996. This increase in production is the result of loading a significant amount of tons of Yellow Aster Pit ore at the Rand Facilities over the past year. This loading of the heap leach pad was begun during the quarter ended March 31, 1996.

Average cash cost per ounce of gold produced at the Rand Mine was $181 per ounce of gold for the three months ended March 31, 1997 compared with $247 per ounce of gold production for the same period in 1996. Total cost per ounce of gold production were $256 for the current quarter compared with $342 for the same period a year ago. The higher costs of a year ago resulted from the re-wetting of the Yellow Aster heap leach and the start up of the new Rand Facilities, with the increase in production coming later in the year and continuing throughout the current quarter.

During the three months ended March 31, 1997, 1,391,300 tons of ore grading
0.024 ounces of gold per ton compared with 2,384,600 tons of ore grading 0.020 ounces of gold per ton during the same period of the last year were placed on the heap leach pad. 3,330,000 tons of waste was mined during the period ended March 31, 1997, which produced a stripping ratio of 2.4 tons of waste to one ton of ore. The stripping ratio in the prior year was 0.6 tons of waste to one ton of ore.

It is expected that the Rand Mine will achieve its production target of approximately 90,000 ounces of gold for the year ended December 31, 1997.

IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The permitting process is continuing at the Imperial Project with the Bureau of Land Management expected to issue a Record of Decision on the Company's Environmental

Impact Statement no earlier than August 1, 1997 and a Conditional Use Permit is expected to be issued immediately thereafter. There is a 30 day appeal period after the Record of Decision is issued, therefore construction is anticipated to begin on or after September 1, 1997. Based upon a timely conclusion of the permitting process, first production from this project is expected in the first quarter of 1998. The Company has already placed the order and made progress payments on a P&H 4100A electric shovel which will be available for delivery to the mine site anytime after August 1, 1997. The Company has also ordered 6 Haulpak 930E haul trucks, a 300 ton class of haul truck for delivery in September 1997. Mine engineering and plant design work continue.

CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During the three months ended March 31, 1997, the Company was credited with 73 ounces of gold production compared with 86 ounce of gold from the three months ended March 31, 1996. During the quarter, the Company reloaded the two heap leach pads at the site with approximately 30,000 tons of new ore and began leaching it in late March 1997. It is expected that the Company will be credited with approximately 1,500 ounces of production from this project during the year ended December 31, 1997.

GUNUNG PANI PROJECT, SULAWESI ISLAND, INDONESIA

On May 8, 1997 the Company elected to terminate its option to earn 50% of the interest of Paramount Ventures & Finance Inc. in the Gunung Pani Project situated on the island of Sulawesi, Indonesia. The Company continues to hold 2,000,000 common shares of Paramount Ventures & Finance Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $36.1 million at March 31, 1997 compared to $38.7 million at December 31, 1996. The long-term liabilities consisting of reserves for reclamation and deferred taxes totalled $2.8 million at March 31, 1997 and $2.7 million at December 31, 1996. Included in the working capital at March 31, 1997 was cash of $24.0 million, while there was $26.5 million in cash at December 31, 1996.

The Company's major capital expenditures during the three months ended March 31, 1997 were $4.4 million in progress payments on the electric shovel for the Imperial project and $0.6 million spent on exploration activities in Indonesia.

During the remainder of 1997, the permitting and construction of the Imperial Project will require approximately $47.6 million, while pre-production stripping of the Randsburg Butte at the Rand Mine will require approximately $4.3 million.

Estimated cashflow from operations of $9.0 million, cash on hand of $24.0 million and the funds available from the bank line of credit of $18.5 million should be sufficient to fund the capital expenditures for the year ended December 31, 1997.

A dividend of $0.05 per share was paid on March 28, 1997 to shareholders of record at March 14, 1997.

HEDGING

The Company's current policy is not to engage in hedging practices. As at March 31, 1997, the Company had call options outstanding for 12,150 ounces of gold at $415 per ounce expiring through December 1997. These remaining call options result from previous banking arrangements.

                          PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS:

The Company is defending an action, initiated on September 22, 1995 against Rand and Glamis Gold, Inc. by Rand Communities Water District in the Kern County, California Superior Court, for Declaratory and Injunctive Relief.
There have been no material changes in the matter from that disclosed in Item 3 of the Company's Form 10-K dated March 26, 1997.

David Robert Johnson served Rand and Glamis Gold, Inc. on February 26, 1996 with notice of an action commenced by him in the Kern County, California Superior Court against Rand and Glamis Gold, Inc. for injunctive relief and damages. There have been no material changes in the matter from that disclosed in Item 3 of the Company's Form 10-K dated March 26, 1997.

ITEM 2   CHANGES IN SECURITIES: None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None.

ITEM 5   OTHER INFORMATION: None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

             (a) Exhibits
                     Exhibit No.              Exhibit Description
                           27                 Financial Data Schedule
             (b) Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GLAMIS GOLD LTD.
                                           -------------------------------------
                                           (Registrant)

May 13, 1997


                                           /s/ LORNE B. ANDERSON
                                           -------------------------------------
                                           LORNE B. ANDERSON
                                           Chief Financial Officer & Treasurer
                                           (Principal Accounting and Financial
                                           Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description                       Page No.
-----------           -----------                       --------
27                    Financial Data Schedule             13