Form 10-Q
period 1997-06-30
GLAMIS GOLD LTD
filed 1997-08-11
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 180 days. Yes [X] No [ ].

The number of shares outstanding of the Registrant's common stock, as of July 30, 1997 was 31,092,707.

                                GLAMIS GOLD LTD.

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
Part I - Financial Information

         Item 1.    Financial Statements.....................................................................     1

                        Consolidated Balance Sheets as at June 30, 1997
                        and December 31, 1996................................................................     1

                        Consolidated Statements of Earnings for the three months and the six
                        months ended June 30, 1997 and 1996..................................................     2

                        Consolidated Statements of Retained Earnings for the three months and
                        the six months ended June 30, 1997 and 1996..........................................     2

                        Consolidated Statements of Changes in Financial Position for the
                        three months and the six months ended June 30, 1997 and 1996.........................     3

                        Notes to Interim Consolidated Financial Statements...................................     4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................................     7

Part II - Other Information

         Item 1.    Legal Proceedings........................................................................    16

         Item 2.    Changes in Securities....................................................................    17

         Item 3.    Defaults Upon Senior Securities..........................................................    17

         Item 4.    Submission of Matters to a Vote of Security Holders......................................    17

         Item 5.    Other Information........................................................................    17

         Item 6.    Exhibits and Reports on Form 8-K.........................................................    17

         Signatures..........................................................................................    19

         Exhibit Index ......................................................................................    20

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

============================================================================================================
ASSETS                                                            JUNE 30,           DECEMBER 31,
                                                                   1997                  1996
------------------------------------------------------------------------------------------------------------
Cash                                                              $ 27,191             $ 26,493
Other current assets (note 3)                                       13,641               16,588
------------------------------------------------------------------------------------------------------------
Current assets                                                      40,832               43,081
Plant and equipment and mine development costs                      60,624               59,898
Other assets                                                         5,276                4,995
------------------------------------------------------------------------------------------------------------
                                                                  $106,732             $107,974
------------------------------------------------------------------------------------------------------------
LIABILITIES
    Current liabilities                                           $  3,370             $  4,357
    Long term liabilities                                            2,933                2,729
SHAREHOLDERS' EQUITY
    Share capital (note 4):
       Authorized:
         50,000,000 common shares without par value
            5,000,000 preferred shares, $10 par valuable,
            issuable in Series
       Issued and fully paid:
            31,092,707 common shares (1996 - 31,004,707)            88,804               88,296
    Contributed surplus                                                 63                   63
    Retained earnings                                               11,562               12,529
------------------------------------------------------------------------------------------------------------
                                                                   100,429              100,888
------------------------------------------------------------------------------------------------------------
                                                                  $106,732             $107,974
============================================================================================================


Prepared by Management without audit

Approved by the Directors:




  /s/ JAMES R. BILLINGSLEY                           /s/ A. DAN ROVIG
------------------------------                    -----------------------
James R. Billingsley, Director                    A. Dan Rovig, Director

CONSOLIDATED STATEMENTS OF EARNINGS
Expressed in thousands of U.S. dollars)
(Except per share amounts)

============================================================================================================
                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                       1997          1996             1997          1996
------------------------------------------------------------------------------------------------------------
Revenue from gold production                         $11,092       $11,353         $22,451         $21,307
Cost of production                                     6,349         6,432          11,898          12,011
------------------------------------------------------------------------------------------------------------
                                                       4,743         4,921          10,553           9,296
------------------------------------------------------------------------------------------------------------
Expenses
   Depreciation & depletion                            2,916         2,563           5,839           4,869
   Royalties                                             762           696           1,581           1,136
   Selling, general & administrative                     894           779           1,704           1,453
   Exploration                                           868            43             901             927
------------------------------------------------------------------------------------------------------------
                                                       5,440         4,081          10,025           8,385
------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                         (697)          840             528             911
Interest expense                                          25            50              50              89
Other (income) expense                                  (146)          (54)           (502)           (137)
------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                     (576)          844             980             959
Provision for income taxes                                 8           273             413             314
------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $  (584)      $   571         $   567         $   645
============================================================================================================
Earnings (loss) per share                            $ (0.02)      $  0.02         $  0.02         $  0.02
============================================================================================================





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)

============================================================================================================
                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                       1997          1996            1997          1996
------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period              $ 12,146       $ 8,544         $12,529          $8,470
   Net earnings (loss)                                  (584)          571             567             645
   Dividends                                               -             -          (1,534)              -
------------------------------------------------------------------------------------------------------------
Retained earnings, end of period                    $ 11,562       $ 9,115         $11,562          $9,115
============================================================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S. dollars)

============================================================================================================
                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                       1997          1996            1997          1996
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings (loss)                              $   (584)      $   571         $   567         $   645
   Adjustment for items not affecting
     working capital                                   3,001         2,677           6,059           5,077
   Net changes in non-cash working capital             1,970         1,234           1,960          (1,401)
------------------------------------------------------------------------------------------------------------
Net cash provided by operations                        4,387         4,482           8,586           4,321
NET INVESTMENT ACTIVITIES                             (1,043)       (2,119)         (6,862)         (4,381)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Stock issues                                           (16)          285             508             796
  Dividends paid                                           -             -          (1,534)              -
  Other financing activities                               -          (268)              -               -
------------------------------------------------------------------------------------------------------------
Net financing activities                                 (16)           17          (1,026)            796
------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                            3,328         2,380             698             736
Cash, beginning of period                             23,863         2,518          26,493           4,162
------------------------------------------------------------------------------------------------------------
Cash, end of period                                 $ 27,191       $ 4,898         $27,191         $ 4,898
============================================================================================================

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States Dollars)
                                  June 30, 1997


1.       GENERAL

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of June 30, 1997 and December 31, 1996 and the results of its operations and changes in its financial position for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.       OTHER CURRENT ASSETS

Included in other current assets are the following inventories:


                                                     June 30,                    December 31,
                                                       1997                          1996
                                                     --------                    ------------

Finished goods                                       $ 2,403                        $ 3,612

Work-in-progress                                      10,029                          9,949

Supplies and spare parts                                 713                            866
                                                     -------                        -------

                                                     $13,145                        $14,427
                                                     =======                        =======

4.       SHARE CAPITAL

                                                         Six Months Ended                         Six Months Ended
                                                          June 30, 1997                             June 30, 1996
                                                  --------------------------------         ----------------------------------
                                                    # of Shares           Amount             # of Shares            Amount
                                                                           (000)                                     (000)
                                                    -----------           --------           -----------            --------
Issued and fully paid:
Balance beginning of period                          31,004,707            $88,296             26,386,707            $56,076
Issued during the period:
         For cash consideration under
                  the terms of directors'
                  and employees' stock                   88,000                508                118,000                796
                  options


Balance end of period                                31,092,707            $88,804             26,504,707            $56,872
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

(a)      INCOME TAXES

Under United States accounting principles there would be no deferred income tax liability at December 31, 1996 and 1995; the amount reported for earnings for the December 31, 1996 fiscal year would be decreased by $311,000; the amount reported for loss for the six months ended December 31, 1995 would be increased by $131,000; the amount reported for earnings for the fiscal year ended June 30, 1995 would be reduced by $86,000; and the amount reported for earnings for the fiscal year ended June 30, 1994 would be increased by $1,679,000. It is not expected that there would be a material difference in the consolidated statements of operations and changes in financial position for the six months ended June 30, 1997, if they were prepared under United States generally accepted accounting principles.

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

Accordingly, under United States accounting principles, other assets would be decreased by $3,107,000 and would create an unrealized holding loss in shareholders' equity at June 30, 1997 of the same amount (at December 31, 1996 there was an unrealized gain of $2,672,000).

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for the statements of historical fact contained herein, the information presented constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, estimated future production, the Company's hedging policy and permitting time lines, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the factual results of current exploration activities, conclusions of feasibility studies now underway, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Annual Report on Form 10-K.

SUMMARY OF RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited interim consolidated financial statements and related notes included herein which are prepared in accordance with generally accepted accounting principles in Canada for interim financial information. In all material respects, they conform with those principles generally accepted in the United States, except as described in note 5 of Item 1.

Gold production of 32,451 ounces for the three-month period ended June 30, 1997 represents an increase of 9% over the 29,692 ounces of gold produced during the same three-month period in the prior fiscal year however, revenues derived from gold production decreased from $11.353 million for the three-month period ended June 30, 1996 to $11.092 million for the current period. The average price for gold realized in the three-month period ended June 30, 1997 was $342 per ounce compared to $382 per ounce for the same three-month period of the prior fiscal year. This decrease in the price realized per ounce of gold reduced revenue in the current three month period by approximately $1.3 million compared to the same three-month period in the last fiscal year, while the 2,759 ounce increase in production during the current three-month period increased revenue by approximately $1.0 million. The Rand Mine produced 1,241 more ounces of gold during the three-month period ended June 30, 1997, as compared to the same three-month period in the prior fiscal year, while the Picacho Mine produced 1,585 more ounces of gold during the current period as compared to the same three-month period in the prior fiscal year.

The downturn in the price of gold during the three-month period ended June 30, 1997 is of concern to the Company. The Company's fundamental vision is to remain as a low cost profitable producer and, while the Company has achieved greater production at lower costs, the Company must remain cognisant of the gold price. The Company however, at this time, is continuing its policy of not hedging its future gold production.

Gold production of 65,405 ounces for the six-month period ended June 30, 1997 represents an increase of 20% over the 54,321 ounces of gold produced during the same six-month period in the prior fiscal year. The increase in production during the current six-month period was primarily due to increased production of 7,953 ounces of gold at the Rand Mine with an additional increase of 3,211 ounces of gold produced at the Picacho Mine.

Revenue for the six-month period ended June 30, 1997 increased $1.1 million (5%) from that reported for the six-month period ended June 30, 1996. The increase in production of 11,084 ounces of gold during the current six-month period increased revenues by approximately $3.8 million while the decrease in revenue realized per ounce of gold from $392 per ounce in the six-month period ended June 30, 1996 to $343 per ounce in the current six-month period decreased revenue by $2.7 million.

The increase in production at the Rand Mine was the result of mining only at the Yellow Aster Pit and being in full scale operation at the Rand Processing Facilities which resulted in higher grades being placed on the heap and a higher flow rate of leach solutions. The increase in production at the Picacho Mine was the result of good water availability and higher grades of ore being mined and processed in the current six-month period as compared to the same six-month period in the prior fiscal year.

The Company's cost of production of $6.3 million for the three-month period ended June 30, 1997 was essentially unchanged from that experienced in the three-month period ended June 30, 1996. Since production for the current three-month period was significantly higher than that for the same three-month period in the prior fiscal year, there was a decrease in the average cash cost per ounce of production of approximately $21 per ounce, from the $217 experienced in the three-month period ended June 30, 1996 to $196 for the current three-month period.

Cost of production for the six-month period ended June 30, 1997 was $11.9 million compared to $12.0 million for the six-month period ended June 30, 1996. While the cost of production was substantially unchanged, production increased by 11,084 ounces during the current six-month period as compared to the same six-month period in the prior fiscal year. This resulted in a decrease in the average cash cost of production of $39 per ounce from the $221 experienced in the prior six-month period to $182 for the current six-month period ended June 30, 1997.

The net loss for the three-month period ended June 30, 1997 was $0.6 million ($0.02 per share) compared with net earnings of $0.6 million ($0.02 per share) for the same period during the prior fiscal year. For the six-month period ended June 30, 1997 and 1996, earnings were almost identical at $0.6 million or $0.02 per share.

For the three-month and the six-month periods ended June 30, 1997 compared to the same periods in 1996, depreciation and depletion charges and royalties increased because of the higher production levels achieved in 1997. The major expense increase during the three-month period ended June 30, 1997 was exploration expense, which included the write-off of $487,000 for the Gunang Pani project in Indonesia and $260,000 for the Mina Gold property in Nevada, each of which did not meet the Company's project parameters after exploration and metallurgical tests had been completed. In addition, the region of Indonesia currently presents an uncertain regulatory atmosphere and an economic climate that is not suitable for the Company. The increase in exploration expense of $825,000 in the three-month period ended June 30, 1997 as compared to the same three-month period in the prior fiscal year, was the major factor in the loss experienced during the current three-month period. Exploration expenses for the six-month period ended June 30, 1997 are comparable to those incurred in the same six-month period in the prior fiscal year.

During the three-month period ended June 30, 1997, A. Dan Rovig, the Company's President and Chief Executive Officer, announced his retirement which will be effective August 15, 1997. As at that date Mr. Rovig's employment contract with the Company will terminate without the Company being liable for severance payments however, Mr. Rovig will be engaged as a management consultant for a period not to exceed one year. Mr. Rovig's 100,000 share purchase option will terminate on September 15, 1997.

On July 29, 1997 Mr. Jacques Barbeau Q.C. resigned as a director of the Company. Effective August 1, 1997 Mr. Kevin McArthur will assume the position of Chief Operating Officer, North America of the Company and effective August 15, 1997 Mr. James R. Billingsley, the Company's Vice-President, Administration, will assume the position of President and Chief Executive Officer of the Company on an interim basis while the Company searches for a permanent replacement for Mr. Rovig.

The hourly workers at the Rand Mine voted to decertify the International Longshoremen's and Warehouseman's Union Local 30 as their collective bargaining agent. The vote was certified by the National Labour Relations Board on July 2, 1997. This decertification is not expected to have any material economic effect on the Company.

DISCUSSION OF INDIVIDUAL OPERATIONS

         PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

For the three-month period ended June 30, 1997, gold production of 8,526 ounces was 23% greater than the 6,941 ounces of gold produced in the same three-month period of the prior fiscal year.

The average cash cost per ounce of gold produced at the Picacho Mine for the three-month period ended June 30, 1997 was $143 per ounce, compared to $167 for the three-month period ended June 30, 1996. The reduction in the cash cost per ounce is a reflection of increased production because of higher grade ore being stacked on the heap leach pad and good water availability. Total costs were $258 per ounce in the current period as compared to $251 per ounce for the same period in the prior fiscal year.

During the three-month period ended June 30, 1997, 325,600 tons of ore grading
0.053 ounces of gold per ton were placed on the heap leach pad compared with the 435,900 tons of ore grading 0.033 ounces of gold per ton which were placed on the heap leach pad during the same three-month period of the prior fiscal year. 123,700 tons of waste was mined during the three-month period ended June 30, 1997, which produced a stripping ratio of 0.4 tons of waste to one ton of ore as compared to the stripping ratio in the same three-month period of the prior fiscal year of 1.7 tons of waste to one ton of ore.

Production of 17,894 ounces of gold for the six-month period ended June 30, 1997 was 3,211 ounces greater than the 14,683 ounce produced in the six-month period ended June 30, 1996. The average per ounce cash cost of gold production at Picacho Mine for the six-month period ended June 30, 1997 was $137 per ounce, compared to $166 per ounce for the six-month period ended June 30, 1996. Total costs of production for the six-month period ended June 30, 1997 were $251 per ounce of gold produced which were essentially unchanged from those experienced during the same six-month period in the prior fiscal year.

During the six-month period ended June 30, 1997, 625,800 tons of ore grading
0.047 ounces of gold per ton were placed on the heap leach pad, compared with the 812,200 tons of ore grading 0.032 ounces of gold per ton placed on the heap leach pad during the same six-month period in the last fiscal year. 335,300 tons of waste was mined during the current six-month period, which produced a stripping ratio of 0.54 tons of waste to one ton of ore as compared to the stripping ratio in the same six-month period of the prior fiscal year of 1.97 tons of waste to one ton of ore.

The Picacho Mine is expected to produce in excess of 30,000 ounces of gold for the year ended December 31, 1997.

         RAND MINE, KERN COUNTY, CALIFORNIA

For the three-month period ended June 30, 1997, gold production was 23,664 ounces, which is 6% greater than the 22,423 ounces of gold produced in the same three-month period in the prior fiscal year.

The average cash cost per ounce of gold produced at the Rand Mine for the three-month period ended June 30, 1997, was $213 per ounce compared to $232 for the three-month period ended June 30, 1996 and the total cost per ounce of gold produced was $291 in the current three-month period compared with $317 for the same three-month period in the prior fiscal year.

During the three-month period ended June 30, 1997, 1,619,500 tons of ore grading
0.017 ounces of gold per ton were placed on the heap leach pad compared with the 1,985,600 tons of ore grading 0.016 ounces of gold per ton which were placed on the heap leach pad during the same three-month period in the prior fiscal year. 4,032,300 tons of waste was mined during the three-month period ended June 30, 1997, which produced a stripping ratio of 2.5 tons of waste to one ton of ore as compared to the stripping ratio for the same three-month period in the prior fiscal year of 0.8 tons of waste to one ton of ore. This resulted in 2,172,600 additional tons of ore and waste being mined during the current three-month period without a significant increase in cost, which displays the results of the new larger capacity mining equipment which was placed in service during the fourth quarter of 1996.

Production of 47,177 ounces of gold for the six-month period ended June 30, 1997 was 7,953 ounces greater than the 39,224 ounces produced in the six-month period ended June 30, 1996. This increase in production is the result of loading significantly more ore on the heap leach pad at the Rand Facilities over the past year and improved equipment availability and productivity.

The average per ounce cash cost of gold production at the Rand Mine for the six-month period ended June 30, 1997 was $197 per ounce compared to $238 per ounce for the six-month period ended June 30, 1996. Total costs of production were $274 per ounce of gold produced for the six-month period ended June 30, 1997 compared to $327 per ounce for the same six-month period during 1996. The lower cost per ounce during the current six-month period is a direct result of the higher production rates experienced during the current period combined with the efficiencies experienced at the mine as the result of the implementation of the Rand Mine optimization plan announced in the second quarter of 1996 and implemented in the fourth quarter of 1996 and the current year.

During the six-month period ended June 30, 1997, 3,010,800 tons of ore grading
0.020 ounces of gold per ton were placed on the heap leach pad compared with the 4,370,200 tons of ore grading 0.018 ounces of gold per ton which were placed on the heap leach pad during the same six-month period of the last fiscal year. 7,362,300 tons of waste was mined during the current six-month period, which produced a stripping ratio of 2.4 tons of waste to one ton of ore as compared to the stripping ratio in the same six-month period of the prior year of 0.7 tons of waste to one ton of ore.

It is expected that the Rand Mine will achieve it's production target of approximately 90,000 ounces of gold for the year ended December 31, 1997.

         IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The permitting process is continuing at the Imperial Project. During the three-month period ended June 30, 1997, the Bureau of Land Management determined that additional cultural studies are required at the Project area to facilitate completion of the Company's Environmental Impact Statement (EIS). In conjunction with these additional studies, the Draft EIS will then be re-circulated for comment. The time required to complete the additional work, including the re-circulation and a 30-day final review period, could potentially delay the start of construction of the Project to the second quarter of 1998.

The Company is currently unaware of any additional permitting delays and is proceeding with Project engineering and equipment procurement.

         CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During the three-month period ended June 30, 1997, the Company was credited with 261 ounces of gold production (334 ounces of gold for the six-month period ended June 30, 1997) compared with 328 ounces of gold for the three-month period ended June 30, 1996 (414 ounces of gold in the six-month period ended June 30, 1996). During the current period the Company began construction of a third heap leach pad with a capacity of 15,000 tons at the site. It was completed during July 1997.

It is expected that the Company will be credited with approximately 1,500 ounces of gold produced from this project during the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $37.5 million at June 30, 1997 compared to $38.7 million at December 31, 1996. The long-term liabilities consisting of reserves for reclamation and deferred taxes totalled $2.9 million at June 30, 1997 compared with $2.7 million at December 31, 1996. Included in the working capital at June 30, 1997 was cash of $27.2 million, while there was $26.5 million in cash at December 31, 1996.

The Company's major capital expenditures during the three months ended June 30, 1997 were $1.1 million in progress payments on the electric shovel for the Imperial Project ($5.5 million for the six months ended June 30, 1997). For the six month period ended June 30, 1997, $0.5 million was expended on the Gunang Pani gold project in Indonesia and $0.8 million was expended for Imperial Project permitting and engineering in addition to the outlays for the electric shovel.

During the remainder of 1997, the permitting and construction of the Imperial Project will require approximately $3.0 million while pre-production stripping of the Randsburg Butte at the Rand Mine will require approximately $4.0 million.

Estimated cashflow from operations of $9.0 million, cash on hand of $27.2 million and the funds available from the Company's bank line of credit of $18.5 million should be sufficient to fund the capital expenditures for the year ended December 31, 1997.

HEDGING

The Company's current policy is not to engage in hedging practices. As at June 30, 1997, the Company had call options outstanding for 8,100 ounces of gold at $415 per ounce expiring through December 1997. These remaining call options result from previous banking arrangements.

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

ITEM 2   CHANGES IN SECURITIES: NONE

ITEM 3   DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: The Company held its Annual General Meeting on May 28, 1997. At the meeting two shareholders holding 304,138 shares were present in person and 702 shareholders holding 21,915,994 shares were represented by proxy.

         At the meeting unanimous approval by a show of hands was given in respect to:

         1. The election of Messrs. Chester F. Millar, A. Dan Rovig, James R. Billingsley, Jacques Barbeau, Ian S. Davidson, Francis O'Kelly and Hans von Michaelis as directors of the Company,

         2.   The appointment of KPMG as auditors of the Company, and

         3. The increase in the authorized common share capital of the Company from 50,000,000 shares to 200,000,000 shares.

         On a poll, 9,362,356 shares of the Company voted in favour of, and 2,173,672 shares voted against, 1,202,489 shares abstained from voting and 9,274,210 shares did not vote on a resolution approving the acquisition by C.F. Millar of an interest in the La Fortuna property for his own account and the subsequent transfer of his rights therein to Alamos Minerals Ltd.

ITEM 5   OTHER INFORMATION: NONE

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

              (a) Exhibits

                      Exhibit No.               Exhibit Description
                          27                    Financial Data Schedule

         (b) Reports on Form 8-K: A report on Form 8-K filed July 10, 1997 with respect to the resignation of A. Dan Rovig as the Company's President, Chief Executive Officer and as a Director, effective August 15, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLAMIS GOLD LTD.
                                    ------------------------------------------
                                    (Registrant)

July 30, 1997


                                    /s/ LORNE B. ANDERSON
                                    ------------------------------------------
                                    LORNE B. ANDERSON
                                    Chief Financial Officer & Treasurer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.             Description                                 Page No.
-----------             -----------                                 --------
   27                   Financial Data Schedule                       21