Form 10-Q
period 1997-09-30
GLAMIS GOLD LTD
filed 1997-11-07
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number       0-31986        (82-689)
                      ---------------------------------------------------------

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

The number of shares outstanding of the Registrant's common stock, as of October 31, 1997 was 31,222,707.

                                GLAMIS GOLD LTD.

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I - Financial Information

        Item 1. Financial Statements....................................................     1

                    Consolidated Balance Sheets as at September 30, 1997
                    and December 31, 1996...............................................     1

                    Consolidated Statements of Earnings for the three months and
                     the nine months ended September 30, 1997 and 1996..................     2

                    Consolidated Statements of Retained Earnings for the three months
                    and the nine months ended September 30, 1997 and 1996...............     2

                    Consolidated Statements of Changes in Financial Position for the
                    three months and the nine months ended September 30, 1997 and 1996.....  3

                    Notes to Interim Consolidated Financial Statements..................     4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................     7

Part II - Other Information

        Item 1. Legal Proceedings.......................................................    17

        Item 2. Changes in Securities...................................................    17

        Item 3. Defaults Upon Senior Securities.........................................    17

        Item 4. Submission of Matters to a Vote of Security Holders.....................    17

        Item 5. Other Information.......................................................    17

        Item 6. Exhibits and Reports on Form 8-K........................................    17

        Signatures......................................................................    19

        Exhibit Index ..................................................................    20

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)
----------------------------------------

ASSETS                                                                       SEPTEMBER 30, December 31,
                                                                                  1997       1996
                                                                                --------   --------
Cash                                                                            $ 28,182   $ 26,493
Other current assets (note 3)                                                     13,555     16,588
                                                                                --------   --------
Current assets                                                                    41,737     43,081
Plant and equipment and mine development costs                                    59,177     59,898
Other assets                                                                       5,263      4,995
                                                                                --------   --------
                                                                                $106,177   $107,974
                                                                                ========   ========
LIABILITIES
    Current liabilities                                                         $  3,165   $  4,357
    Long term liabilities                                                          3,167      2,729
SHAREHOLDERS' EQUITY
    Share capital (note 4):
       Authorized:
         200,000,000 common shares without par value
             5,000,000 preferred shares, $10 par valuable, issuable in Series
         Issued and fully paid:
            31,142,707 common shares (1996 - 31,004,707)                          89,129     88,296
    Contributed surplus                                                               63         63
    Retained earnings                                                             10,653     12,529
                                                                                --------   --------
                                                                                  99,845    100,888
                                                                                --------   --------
                                                                                $106,177   $107,974
                                                                                ========   ========



Prepared by Management without audit
Approved by the Directors:




 /s/ James R. Billingsley                           /s/ Ian S. Davidson
------------------------------------                ----------------------------
 James R. Billingsley, Director                     Ian S. Davidson, Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)
----------------------------------

                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                           1997          1996          1997          1996
                                         --------      --------      --------      --------
Revenue from gold production             $ 10,297      $ 12,293      $ 32,748      $ 33,600
Cost of production                          7,737         5,915        19,635        17,926
                                         --------      --------      --------      --------
                                            2,560         6,378        13,113        15,674
                                         --------      --------      --------      --------
Expenses
   Depreciation & depletion                 2,710         2,782         8,549         7,651
   Royalties                                  689           824         2,270         1,960
   Selling, general & administrative          714           826         2,418         2,279
   Exploration                                  4           114           905         1,041
                                         --------      --------      --------      --------
                                            4,117         4,546        14,142        12,931
                                         --------      --------      --------      --------
Earnings (loss) from operations            (1,557)        1,832        (1,029)        2,743
Interest expense                               44            33            94           122
Other (income) expense                       (453)         (112)         (955)         (249)
                                         --------      --------      --------      --------
Earnings (loss) before income taxes        (1,148)        1,911          (168)        2,870
Provision for income taxes                   (239)          581           174           895
                                         --------      --------      --------      --------
Net earnings (loss)                      $   (909)     $  1,330      $   (342)     $  1,975
                                         --------      --------      --------      --------
Earnings (loss) per share                $  (0.03)     $   0.05      $  (0.01)     $   0.07
                                         ========      ========      ========      ========



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)
----------------------------------------------

                                     THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                             1997          1996         1997          1996
                                           --------      --------     --------      --------
Retained earnings, beginning of period     $ 11,562      $  9,115     $ 12,529      $  8,470
   Net earnings (loss)                         (909)        1,330         (342)        1,975
   Dividends                                     --            --       (1,534)           --
                                           --------      --------     --------      --------
Retained earnings, end of period           $ 10,653      $ 10,445     $ 10,653      $ 10,445
                                           ========      ========     ========      ========

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S. dollars)
--------------------------------------------------------

                                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                             1997          1996          1997          1996
                                                           --------      --------      --------      --------
OPERATING ACTIVITIES
   Net earnings (loss)                                     $   (909)     $  1,330      $   (342)     $  1,975
   Adjustment for items not affecting working capital         2,952         2,796         9,011         7,873
   Net changes in non-cash working capital                     (120)          780         1,840          (621)
                                                           --------      --------      --------      --------
Net cash provided by operations                               1,923         4,906        10,509         9,227
NET INVESTMENT ACTIVITIES                                    (1,257)       (6,330)       (8,119)      (10,711)
                                                           --------      --------      --------      --------
FINANCING ACTIVITIES
  Stock issues                                                  325            --           833           796
  Dividends paid                                                 --            --        (1,534)           --
                                                           --------      --------      --------      --------
Net financing activities                                        325            --          (701)          796
                                                           --------      --------      --------      --------
Increase (decrease) in cash                                     991        (1,424)        1,689          (688)
Cash, beginning of period                                    27,191         4,898        26,493         4,162
                                                           --------      --------      --------      --------
Cash, end of period                                        $ 28,182      $  3,474      $ 28,182      $  3,474
                                                           ========      ========      ========      ========

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States Dollars)
                               September 30, 1997


1.      GENERAL

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of September 30, 1997 and December 31, 1996 and the results of its operations and changes in its financial position for the nine-month period ended September 30, 1997 and 1996. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.      OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                          September 30, December 31,
                              1997        1996
                          ------------  ------------
Finished goods               $ 2,482     $ 4,645
Work-in-progress               9,869      10,811
Supplies and spare parts         597         668
                             -------     -------
                             $12,948     $16,124
                             =======     =======

4.      SHARE CAPITAL

                                          Nine Months Ended            Nine Months Ended
                                          September 30, 1997           September 30, 1996
                                       ------------------------     --------------------------
                                          # of           Amount         # of           Amount
                                         Shares           (000)        Shares           (000)
                                       ----------     ----------     ----------     ----------
Issued and fully paid:
Balance beginning of period            31,004,707     $   88,296     26,386,707     $   56,076
Issued during the period:
      For cash consideration under
              the terms of
              directors' and
              employees' stock
              options                     138,000            833        118,000            796
                                       ----------     ----------     ----------     ----------
Balance end of period                  31,142,707     $   89,129     26,504,707     $   56,872
                                       ==========     ==========     ==========     ==========


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities.

(a)     Income Taxes:

Under United States accounting principles there would be no deferred income tax liability at December 31, 1996 and 1995; the amount reported for earnings for the December 31, 1996 fiscal year would be decreased by $311,000; the amount reported for loss for the six months ended December 31, 1995 would be increased by $131,000; the amount reported for earnings for the fiscal year ended June 30, 1995 would be reduced by $86,000; and the amount reported for earnings for the fiscal year ended June 30, 1994 would be increased by $1,679,000. It is not expected that there would be a material difference in the consolidated statements of operations and changes in financial position for the nine months ended September 30, 1997, if they were prepared under United States generally accepted accounting principles.

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

Accordingly, under United States accounting principles, other assets would be decreased by $2,705,000 and would create an unrealized holding loss in shareholders' equity at September 30, 1997 of the same amount (at December 31, 1996 there was an unrealized gain of $2,672,000).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for the statements of historical fact contained herein, the information presented constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, estimated future production, the Company's hedging policy and permitting time lines, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the factual results of current exploration and development activities, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Annual Report on Form 10-K.

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

Gold production of 32,705 ounces for the three-month period ended September 30, 1997 represents an increase of 2% over the 32,133 ounces of gold produced during the same three-month period in the prior fiscal year however, revenues derived from gold production decreased from $12.3 million for the three-month period ended September 30, 1996 to $10.3 million for the current period. The average price for gold realized in the three-month period ended September 30, 1997 was $315 per ounce compared to $383 per ounce for the same three-month period of the prior fiscal year. This decrease in the price realized per ounce of gold reduced revenue in the current three-month period by approximately $2.2 million compared to the same three-month period in the prior fiscal year, while the 572 ounce increase in production during the current three-month period increased revenue by approximately $0.2 million. The Rand Mine produced 2,166 more ounces of gold during the three-month period ended September 30, 1997, as compared to the same three-month period in the prior fiscal year, while the Picacho Mine produced 1,819 less ounces of gold during the current period as compared to the same three-month period in the prior fiscal year.

The downturn in the price of gold during the nine-month period ended September 30, 1997 is of concern to the Company. The Company's fundamental vision is to remain a low cost profitable producer and, while the Company has achieved greater production at lower costs, the Company must remain cognizant of the gold price. In this regard the Company has initiated a cost containment program at all facilities in an attempt to keep costs to a minimum. During the quarter ended September 30, 1997, the Company implemented a policy of hedging a maximum of 50,000 ounces of future gold production and pursuant to this the Company has acquired put options for 42,000 ounces of gold at a strike price of $325 per ounce over the next seven months. As at September 30, 1997, the Company also held call options outstanding for 8,100 ounces of gold at $415 per ounce expiring through December, 1997. These call options were acquired pursuant to a previous banking arrangement.

Gold production of 98,110 ounces for the nine-month period ended September 30, 1997 represents an increase of 13% over the 86,454 ounces of gold produced during the same nine-month period in the prior fiscal year. The increase in production during the current nine-month period was primarily due to increased production of 10,119 ounces of gold at the Rand Mine with an additional increase of 1,392 ounces of gold produced at the Picacho Mine.

The increase in production at the Rand Mine was the result of increasing the size of the equipment of the mining fleet and bringing operations to full scale at the Rand Processing facilities, which resulted in a higher flow rate of leach solutions. The increase in production at the Picacho Mine was the result of a better grade of ore being mined and an increase in the recovery rate of gold on a year-to-date basis. It is expected that mining operations will be completed at Picacho during the last quarter of 1997.

Revenue for the nine-month period ended September 30, 1997 decreased $0.9 million (3%) from that reported for the nine-month period ended September 30, 1996. The increase in production of 11,656 ounces of gold during the current nine-month period increased revenues by approximately $3.9 million while the decrease in revenue realized per ounce of gold from $389 per ounce in the nine-month period ended September 30, 1996 to $334 per ounce in the current nine-month period decreased revenues by $4.8 million.

The Company's cost of production of $7.7 million for the three-month period ended September 30, 1997 increased by $1.8 million (31%) from the $5.9 million experienced in the three-month period ended September 30, 1996. Production for the current three-month period was almost the same as that for the same three-month period of the prior fiscal year, however, there was an increase in the average cash cost per ounce of production of approximately $53 per ounce, to the $237 experienced in the three-month period ended September 30, 1997 from $184 for the same three-month period ended in 1996. Increases in the cost of production were experienced at both mines and are explained in the discussion of individual operations.

Production increased by 11,656 ounces (13%) during the current nine-month period as compared to the same period in the prior fiscal year. This resulted in the cost of production for the nine-month period ended September 30, 1997 increasing by $1.7 million (10%) to $19.6 million as compared to $17.9 million for the nine-month period ended September 30, 1996. This increase in production contributed to the decrease in the average cash cost of production to $200 per ounce from the $207 per ounce experienced in the same nine-month period of the prior fiscal year.

Exploration expenses for the three-month period ended September 30, 1997 decreased as compared to the same period in 1996 due to a lower level of exploration activity.

Depreciation and depletion charges increased 12% for the nine-months ended September 30, 1997 as compared to the same period in fiscal 1996, because of higher production levels. Royalties during the nine-month period ended September 30, 1997, increased 16% as compared to the same period in 1996, primarily due to the majority of the ore coming from the Yellow Aster Pit which has a higher royalty rate compared to other areas at the Rand Mine. Other income increased $0.7 million for the nine months ended September 30, 1997 as compared to the same period in fiscal 1996 primarily due to interest income earned on higher cash balances.

The net loss for the three-month period ended September 30, 1997 was $0.9 million ($0.03 per share) compared with net earnings of $1.3 million, $0.05 per share for the same period during the prior fiscal year. While the Company experienced a loss during the three-months ended September 30, 1997, positive cash flow of $1.9 million was generated by operations.

The net loss for the nine-month period ended September 30, 1997 was $0.3 million ($0.01 per share) compared with net earnings of $2.0 million, $0.07 per share for the same period in the prior fiscal year. Cash flow generated from operations during the nine-month period ended September 30, 1997 was $10.5 million.

The Company is continuing its search for a new President and Chief Executive Officer to replace A. Dan Rovig who retired on August 15, 1997. As at that date Mr. Rovig's employment contract with the Company terminated without the Company being liable for severance payments. Notwithstanding the foregoing, Mr. Rovig has been engaged as a consultant to the Company for a period not to exceed one year. Mr. Rovig's 100,000 share purchase option terminated on September 15, 1997.

Effective August 1, 1997, Mr. Kevin McArthur assumed the position of Chief Operating Officer, North America of the Company and effective August 15, 1997, Mr. James R. Billingsley, the Company's Vice-President, Administration, assumed the position of President and Chief Executive Officer of the Company on an interim basis while the Company searches for a permanent replacement for Mr. Rovig.


DISCUSSION OF INDIVIDUAL OPERATIONS

        PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

For the three-month period ended September 30, 1997, gold production of 8,138 ounces was 18% lower than the 9,957 ounces of gold produced in the same three-month period of the prior fiscal year. This was as a result of lower tonnage being mined and a lower recovery rate during the current three months as compared to the same period in the prior year.

The average cash cost per ounce of gold produced at the Picacho Mine for the three-month period ended September 30, 1997 was $180 per ounce, compared to $137 for the three-month period ended September 30, 1996. Total costs were $256 per ounce in the current period as compared to $221 per ounce for the same period in the prior fiscal year. The increase in the total cost per ounce of $35 is a function of the decrease in production levels rather than an increase in operating costs and an increase in the accrual for the reclamation reserve for the Mine.

During the three-month period ended September 30, 1997, 278,100 tons of ore grading 0.050 ounces of gold per ton were placed on the heap leach pad compared with the 425,000 tons of ore grading 0.039 ounces of gold per ton which were placed on the heap leach pad during the same three-month period of the prior fiscal year. 90,600 tons of waste was mined during the three-month period ended September 30, 1997, which produced a stripping ratio of 0.3 tons of waste to one ton of ore as compared to the stripping ratio in the same three-month period of the prior fiscal year of 1.5 tons of waste to one ton of ore.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

Production of 26,032 ounces of gold for the nine-month period ended September 30, 1997 was 1,392 ounces greater than the 24,640 ounce produced in the nine-month period ended September 30, 1996. The average per ounce cash cost of gold production at Picacho Mine for the nine-month period ended September 30, 1997 was $149 per ounce, compared to $154 per ounce for the nine-month period ended September 30, 1996. Total costs of production for the nine-month period ended September 30, 1997 were $252 per ounce of gold produced compared to $238 for the nine-month ended September 30, 1997. The increase of $14 per ounce in the total cost of production was due primarily to an increase in the accrual for reclamation reserve for the Mine.

During the nine-month period ended September 30, 1997, 904,700 tons of ore grading 0.048 ounces of gold per ton were placed on the heap leach pad, compared with the 1,237,200 tons of ore grading 0.034 ounces of gold per ton placed on the heap leach pad during the same nine-month period in the last fiscal year. 425,900 tons of waste was mined during the current nine-month period, which produced a stripping ratio of 0.5 tons of waste to one ton of ore as compared to the stripping ratio in the same nine-month period of the prior fiscal year of
1.81 tons of waste to one ton of ore.

The Picacho Mine is expected to produce in excess of 30,000 ounces of gold for the year ended December 31, 1997. Mining of the Dulcina Extention ore body, which is the last known ore body on the property, is expected to be completed in the last quarter of 1997, which is on target with the Company's projections for life-of-mine. The Company anticipates that reclamation of the last pit will begin in the first quarter of 1998. Reclamation is expected to be completed by the year 2002 with ongoing re-vegetation monitoring thereafter, at a total estimated net cost of $0.8 million of which $0.4 million has been budgeted for 1998.

        RAND MINE, KERN COUNTY, CALIFORNIA

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

For the three-month period ended September 30, 1997, gold production was 23,933 ounces, which is 10% greater than the 21,767 ounces of gold produced in the same three-month period in the prior fiscal year.

The average cash cost per ounce of gold produced at the Rand Mine for the three-month period ended September 30, 1997, was $258 per ounce compared to $205 for the three-month period ended September 30, 1996 and the total cost per ounce of gold produced was $343 in the current three-month period compared with $290 for the same three-month period in the prior fiscal year.

The increase in the cash cost and total cost per ounce of $53 is due primarily to the following two factors. Firstly, the waste rock mined during the quarter was much more abrasive than anticipated resulting in more maintenance being required on the bucket of the 2250 hydraulic shovel thus increasing the reliance on the smaller 1550 hydraulic shovel which due to mechanical problems was unable to maintain production. Secondly, Management determined that in order to maximize productivity from the large hydraulic shovel at the Rand Mine the size of the benches had to be increased from 20 feet to 30 feet. As a consequence of the change, blasting inefficiencies occurred.

Management has taken positive action to remedy the above. A second rebuilt 2250 hydraulic shovel has been ordered at a cost of $2.2 million with delivery expected in November. The addition of the second 2250 shovel and improved blasting techniques are expected to increase production rates to planned levels and should result in lower maintenance costs and less downtime.

During the three-month period ended September 30, 1997, 2,182,200 tons of ore grading 0.014 ounces of gold per ton were placed on the heap leach pad compared with the 2,117,100 tons of ore grading 0.018 ounces of gold per ton which were placed on the heap leach pad during the same three-month period in the prior fiscal year. 2,854,100 tons of waste was mined during the three-month period ended September 30, 1997, which produced a stripping ratio of 1.3 tons of waste to one ton of ore as compared to the stripping ratio for the same three-month period in the prior fiscal year of 0.5 tons of waste to one ton of ore.

NINE-MONTH ENDED SEPTEMBER 30, 1997

Production of 71,110 ounces of gold for the nine-month period ended September 30, 1997 was 10,119 ounces greater than the 60,991 ounces produced in the nine-month period ended September 30, 1996. This increase in production is the result of loading significantly more ore on the heap leach pad at the Rand Facilities over the past year.

The average per ounce cash cost of gold production at the Rand Mine for the nine-month period ended September 30, 1997 was $218 per ounce compared to $227 per ounce for the nine-month period ended September 30, 1996. Total costs of production were $297 per ounce of gold produced for the nine-month period ended September 30, 1997 compared to $314 per ounce for the same nine-month period during 1996. The lower cost per ounce during the current nine-month period is a result of the efficiencies experienced at the mine due to the implementation of the Rand Mine optimization plan announced in the second quarter of 1996 and implemented in the fourth quarter of 1996 and the current year despite third quarter issues noted previously.

During the nine-month period ended September 30, 1997, 5,193,000 tons of ore grading 0.018 ounces of gold per ton were placed on the heap leach pad compared with the 6,487,300 tons of ore grading 0.018 ounces of gold per ton which were placed on the heap leach pad during the same nine-month period of the last fiscal year. 10,216,400 tons of waste was mined during the current nine-month period, which produced a stripping ratio of 2.0 tons of waste to one ton of ore as compared to the stripping ratio in the same nine-month period of the prior year of 0.6 tons of waste to one ton of ore.

It is expected that the Rand Mine will achieve its production target of approximately 90,000 ounces of gold for the year ended December 31, 1997.

        IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The permitting process is continuing at the Imperial Project. During the three-month period ended September 30, 1997, the Company completed revised cultural studies which the Bureau of Land Management ("BLM") determined were required at the Project area to facilitate completion of the Company's Environmental Impact Statement ("EIS"). The Draft EIS is expected to be published in the Federal Registry in late November. The time required to complete the additional work, including the re-circulation and a 30-day final review period, could delay the Record of Decision of the BLM to the second quarter of 1998. Project construction is expected to begin in July of 1998. Gold production is scheduled to commence in late 1998 or early 1999.

The Company is currently unaware of any additional permitting delays and is proceeding with project engineering and design.

        CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During the three-month period ended September 30, 1997, the Company was credited with 634 ounces of gold production (968 ounces of gold for the nine-month period ended September 30, 1997) compared with 409 ounces of gold for the three-month period ended September 30, 1996 (823 ounces of gold in the nine-month period ended September 30, 1996). During July 1997, the Company completed construction of a third heap leach pad with a capacity of 15,000 tons at the site.

It is expected that the Company will be credited with approximately 1,500 ounces of gold produced from this project during the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $38.6 million at September 30, 1997 compared to $38.7 million at December 31, 1996. The long-term liabilities consisting of reserves for reclamation and deferred taxes totalled $3.2 million at September 30, 1997 compared with $2.7 million at December 31, 1996. Included in the working capital at September 30, 1997 was cash of $28.2 million, while there was $26.5 million in cash at December 31, 1996.

The Company's major capital expenditures during the three months ended September 30, 1997 were: $0.8 million in progress payments on the electric shovel for the Imperial Project ($6.2 million for the nine months ended September 30, 1997); $0.7 million in permitting costs for the Imperial Project and $0.3 million for the acquisition of three parcels of land for exploration purposes. For the nine-month period ended September 30, 1997, $1.5 million was expended for Imperial Project permitting and engineering in addition to the outlays for the electric shovel.

During the remainder of 1997, capital expenditures at the Rand Mine are estimated at $3.5 million which includes $2.2 million for the purchase of a rebuilt hydraulic shovel and $1.1 million for drilling and land acquisition costs. The Imperial Project will require approximately $0.8 million for ongoing permitting and design.

The Company recently commenced the first stage of a $1.0 million staged exploration program on property located at the Rand Mine.

The Company is currently replacing its outstanding Letters of Credit which are used to provide security for reclamation purposes and swapping them for reclamation bonds being issued from a bonding company. The Company entered into an agreement with a bonding company to issue reclamation bonds and must provide collateral in the form of cash or an Irrevocable Letter of Credit from a financial institution in an amount equal to 15% of the face value of the bonds issued.

The Company and its current lending institution have not come to an agreement to renew the current line of credit. At the present time no credit is available to the Company. The Company is continuing its dialogue with the lending institution and is also considering new sources of financing.

Estimated cashflow from operations of $3.0 million and cash on hand of $28.2 million should be sufficient to fund the Company's estimated capital expenditures for the year ended December 31, 1997 . The Company has no outstanding debt other than current liabilities. The Company is in good financial position to continue with its production goals during this period of low gold prices. Management continuously reviews the effect of the decline in gold price on the viability of its operations.

HEDGING


During the three-month period ended September 30, 1997, the Company implemented a policy to hedge a maximum of 50,000 ounces of future gold production and pursuant to this the Company has acquired put options for 42,000 ounces of gold with a strike price of $325 per ounce expiring through April, 1998. As at September 30, 1997, the Company had call options outstanding for 8,100 ounces of gold at $415 per ounce expiring through December 1997. These remaining call options result from previous banking arrangements.


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

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5         OTHER INFORMATION: None

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K:

               (a) Exhibits
                      Exhibit No.           Exhibit Description
                             27             Financial Data Schedule

               (b) Reports on Form 8-K: A report on Form 8-K filed July 10, 1997 with respect to the retirement of A. Dan Rovig as the Company's President, Chief Executive Officer and as a Director, effective August 15, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GLAMIS GOLD LTD.
                                 --------------------------------------------
                                 (Registrant)

October 31, 1997


                                 /s/  Lorne  B. Anderson
                                 --------------------------------------------
                                 LORNE B. ANDERSON
                                 Chief Financial Officer & Treasurer
                                 (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                  Description                         Page No.
-----------                  -----------                         --------

27                           Financial Data Schedule               21