Form 10-K
period 1997-12-31
GLAMIS GOLD LTD
filed 1998-03-25
CIK 782819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.
                          -----------------

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

5190 Neil Road Suite 310, Reno, Nevada, USA  89502
--------------------------------------------------------------------------------
                           (Address of Principal Executive Offices)

Registrant's Telephone Number: (702) 827-4600

Securities registered or to be registered pursuant to Section 12(b) of the Act.

                                                   Name of Each Exchange
Title of Class                                     On Which Registered
--------------                                     ---------------------

Common Shares Without Par Value                    New York Stock Exchange, Inc.
                                                   The Toronto Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting securities held by non-affiliates of the registrant (based on the closing sale price of the common shares of $3.625 on March 12, 1998, as reported by the New York Stock Exchange, Inc.) was approximately $ 113,265,688 (Cdn. $ 160,915,391).

As of March 12, 1998 the Registrant had 31,245,707 common shares outstanding.


                                  Page 1 of 97
                        Exhibit Index Appears on Page 98

                       DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS ON MAY 8, 1998, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR, IS INCORPORATED BY REFERENCE IN PART III HEREOF.


                                    YEAR END

Effective December 31, 1995 the Company changed its year end from June 30 to December 31.

                                    CURRENCY

All amounts are expressed in United States Dollars unless otherwise noted.


                               COPIES OF FORM 10-K

A copy of this Form 10-K, including the financial statements and schedules hereto, can be obtained, without charge, by sending a written request to Daniel
J. Forbush, Investor Relations, at:

                                    Glamis Gold Ltd.,
                                    5190 Neil Road, Suite 310
                                    Reno, Nevada USA
                                    89502 V7X 1L3


                           FORWARD LOOKING INFORMATION

CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-K CONSTITUTES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO THOSE WITH RESPECT TO THE PRICE OF GOLD, ESTIMATED FUTURE PRODUCTION, ESTIMATED COST OF FUTURE PRODUCTION, ACQUISITION OPPORTUNITIES, THE COMPANY'S HEDGING POLICY AND PERMITTING TIME LINES, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE ACTUAL PRICE OF GOLD, THE FACTUAL RESULTS OF CURRENT EXPLORATION ,DEVELOPMENT AND MINING ACTIVITIES, THE IMPLEMENTATION OF COST CUTTING MEASURES, CHANGES IN PROJECT PARAMETERS AS PLANS CONTINUE TO BE EVALUATED, AS WELL AS THOSE FACTORS DISCUSSED IN THE SECTION ENTITLED "OTHER CONSIDERATIONS" IN THIS FORM 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE
GLOSSARY ...................................................................  5

ITEM 1 - BUSINESS ..........................................................  6

THE COMPANY ...............................................................   6
   General ................................................................   6
   Summary of Properties ..................................................   7
   Other Information ......................................................   9
   Executive Officers of the Company ......................................   9

OPERATING SUMMARY .........................................................  12
   Gold Production ........................................................  12
   Cash Cost of Production per Ounce of Gold Produced .....................  12
   Royalty Cost Per Ounce of Gold Produced.................................  13

SUMMARY OF RESERVES AND OTHER MINERALIZATION ..............................  14
   Proven and Probable Mineable Reserves ..................................  14
   Contained Ounces of Gold ...............................................  15
   Effects of Development Drilling During Fiscal 1997 .....................  16
   Exploration and Development Expenditures ...............................  17
   Other Mineralization ...................................................  17

PRODUCTION METHOD .........................................................  19

GOLD SALES ................................................................  20

OTHER CONSIDERATIONS ......................................................  20
   Gold Prices ............................................................  20
   Regulatory and Environmental Factors ...................................  21
   Reclamation ............................................................  22
   Calculation of Reserves ................................................  23
   Insurance and Mining Risks .............................................  24
   Title Matters ..........................................................  25
   Permitting .............................................................  25
   Supplies, Utilities and Transportation .................................  25
   Competition ............................................................  26
   Political and Economic Conditions in Mexico ............................  26
   Employees ..............................................................  26

ITEM 2 - PROPERTIES .......................................................  27

PICACHO MINE, CALIFORNIA ..................................................  27
   Property and Material Agreements .......................................  27
   Production Equipment and Power .........................................  28
   History ................................................................  28
   Geology ................................................................  28
   Mining Operations and Reserves .........................................  29
   Permitting .............................................................  29
   Production .............................................................  30

GLAMIS RAND MINING COMPANY ................................................  30
Property and Material Agreements ..........................................  30
Production Equipment and Power ............................................  33
History ...................................................................  33
Geology ...................................................................  34
Mining Operations and Reserves ............................................  34
Permitting ................................................................  36
Rand Pad and Process Facilities (formerly the Rand Project) ...............  36
Production ................................................................  37

OTHER LANDS ...............................................................  38
Imperial Project, California ..............................................  38
Material Agreements .......................................................  38
Geology ...................................................................  38
Reserves ..................................................................  39
Future Operations .........................................................  39
Mexico ....................................................................  40
Cieneguita Property, Mexico ...............................................  40
Geology ...................................................................  41
Development Activities ....................................................  41
La Jojoba Property, Sonora, Mexico ........................................  42
Exploration ...............................................................  42
Indonesia - Gunung Pani Joint Venture Project .............................  42

ITEM 3 - LEGAL PROCEEDINGS ................................................  43

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  44

ITEM 5 - MARKET INFORMATION AND RELATED SHAREHOLDER MATTERS ...............  44
Stock Exchanges (TSE/NYSE:GLG) ............................................  44
Shareholders ..............................................................  46
Dividends .................................................................  46
Investment Canada Act .....................................................  47
Certain Tax Matters .......................................................  48
United States Federal Income Tax Considerations ...........................  48
U.S. Holders ..............................................................  49
Distributions on Common Shares of the Company .............................  49
Foreign Tax Credit ........................................................  50
Disposition of Common Shares of the Company ...............................  50
Other Considerations ......................................................  50
Passive Foreign Investment Company ........................................  51
Canadian Federal Income Tax Considerations ................................  52

ITEM 6 - SELECTED FINANCIAL INFORMATION ...................................  52

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ........................................  54
General ...................................................................  54

                                                                            PAGE
   Revenue .................................................................  55
   Cost of Production ......................................................  56
   Expenses ................................................................  57
   Other Income and Expenses ...............................................  58
   Liquidity and Capital Resources .........................................  59
   Capital Expenditures ....................................................  60
   Hedging .................................................................  61
   Break Even Price Per Ounce of Gold ......................................  61
   Regulatory, Environmental and Other Risk Factors ........................  62
      Reclamation ..........................................................  62
      Year 2000 ............................................................  63
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................  63
   Index to Financial Statements ...........................................  63

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............  91

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ..................  91

ITEM 11 - EXECUTIVE COMPENSATION ...........................................  91

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...  91

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  91

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..  92

Financial Statements and Financial Statement Schedules .....................  92

Reports on Form 8-K ........................................................  92

Exhibits ...................................................................  92

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

GGX:                                 Glamis Exploration, Inc.

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

RAND:                                Glamis Rand Mining Company.

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

Effective March 31, 1998, the Company's head and executive offices are located at 5190 Neil Road, Suite 310, Reno, Nevada, USA 89502.

The Company's operations are conducted through its wholly-owned Nevada subsidiary Glamis Gold, Inc. and Glamis Gold, Inc.'s wholly-owned subsidiaries, Chemgold, Inc., a California corporation and Glamis Rand Mining Company, Glamis Exploration, Inc., and Glamis Imperial Corporation each Nevada corporations. In addition, the Company has a wholly-owned Mexican subsidiary called Minera Glamis S.A. de C.V. In this Report, unless the context indicates otherwise, the term the "Company" refers to the Company together with Glamis Gold, Inc., its subsidiaries and Minera Glamis S.A. de C.V.

SUMMARY OF PROPERTIES

The Company is engaged in the mining and extraction of precious metals by open-pit mining and the heap leaching method of extraction as well as the exploration and development of precious metal properties. It initiated heap leaching in California in 1981 and is recognized as a leader in the use of this process. See Item 1 "Operating Summary Production Method" for a description of the heap leaching process.

The Company produces gold from two operating mines located in California: the Picacho mine (the "Picacho Mine") located in Imperial County and the Rand mine ("Rand Mine") located in Kern County. The Rand Mine is comprised of 3 ore bodies: the Yellow Aster Pit, the Baltic Pit and the Lamont Pit and 3 processing facilities: the Yellow Aster Facilities, the Baltic Facilities and the Rand Facilities. See Item 2 - "Properties" for a description of the mines and processing facilities.

The Company holds a 100% interest in a property located in Imperial County, California (the "Imperial Project") which is currently being permitted for future mining activities. A Final Feasibility Report on this project was presented to the Board of Directors on May 1, 1996. The Report showed the project had a favourable net present value. On May 2, 1996, the Board of Directors approved the project and directed pursuit of necessary permits to begin mining as soon as possible. Presuming the successful completion of permitting by the third quarter of 1998 and acceptable gold prices, it is expected that gold production will begin in approximately the second quarter of 1999. See Item 2 - "Properties - Other Lands" for a description of this project.

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

On August 14, 1996, the Company entered into an option agreement with Paramount Ventures & Finance Inc., a public company, the shares of which are listed on the Vancouver Stock Exchange. During 1996, the Company acquired 2,000,000 common shares of Paramount at Cdn. $2.25 per common share and entered into an option agreement to earn 50% of Paramount's interest in the Gunung Pani Gold Project on North Sulawesi Island in Indonesia. To earn the interest the Company was to fund all exploration and development costs up to the time of delivery of a positive Feasibility Study. During 1997, the Company elected not to proceed with this agreement and wrote off the related exploration expenditures totalling $586,000. Also, the Company wrote down the carrying value of its investment in Paramount to its market value at December 31, 1997 of approximately $1,081,000.

Traditionally the Company's approach to the acquisition of mining properties has generally been to limit its review to undeveloped precious metal properties that others have explored in sufficient detail to demonstrate that the properties have significant potential gold mineralization or to review companies which own such properties. Recently the Board of Directors has instructed management to seek out growth opportunities which take advantage of lower acquisition costs available as a result of the lower gold price and weak junior share market conditions. Of particular interest to the Company are properties on which reserves have been established by major companies. While such properties may not be economic for other companies to develop, the Company's expertise in the profitable exploitation of low grade ores through the heap leaching process may make the properties attractive to the Company.

The Company's criteria for property acquisition normally are:

- the property should have the potential for large reserves that can be mined on an open pit basis,

-     the ore should be suitable for gold extraction by heap leaching, and

- the property should be capable of being brought into production in stages to avoid large capital outlays at any one time.

Based on the ounces of gold contained in the proven and probable mineable reserves as at December 31, 1997 on the properties in which the Company has an interest, and the Company's ownership interests and rights in such properties, the Company estimates its gold reserves to be approximately 2,453,705 contained ounces. See "Summary of Reserves and Other Mineralization".

OTHER INFORMATION

The Company's mining operations are subject to the normal risks of mining and its profits are subject to fluctuations in the price of gold which fluctuate widely and are affected by numerous factors beyond the Company's control. The imposition of a gross royalty on all production from federal lands in the United States, which has in the past been proposed, if enacted, will affect the profitability of the operations of the Rand Mine from its Baltic and Lamont Pits and of the Imperial Project (the Picacho Mine and Yellow Aster Pit at the Rand Mine are primarily on private or patented land and will not be materially affected). The Company's mining operations are subject to health, safety and environmental legislation and regulations, changes in which could cause additional expenses, capital expenditures, restrictions and delays in the Company's activities, the extent of which cannot be predicted. Certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt. In addition, the Company has mining interests in Mexico which may be affected by changes in the political and economic environment in this country. See "Other Considerations".

EXECUTIVE OFFICERS OF THE COMPANY

The following are the names of the executive officers of the Company, their ages and positions with the Company:

NAME                                AGE       POSITION
----                                ---       --------

Chester F. Millar                   71        Chairman and Director
Vancouver, British Columbia

C. Kevin McArthur                   43        President, Chief Executive Officer and Director
Reno, Nevada

Daniel J. Forbush                   45        Chief Financial Officer, Treasurer and Secretary
Reno, Nevada

CHESTER F. MILLAR is the Chairman of the Board of the Company and has been since November of 1989. Mr. Millar was Chairman President and Chief Executive Officer of the Company over the period August 1985 to November 1989. Mr. Millar is a pioneer of the gold heap leaching technique, creating the first heap leach operations in California, Alaska, Honduras and New Zealand.

C. KEVIN MCARTHUR is a Director, and has been President & Chief Executive Officer of the Company since January 1, 1998; Chief Operating Officer from July 30, 1997 to December 31, 1997 and prior thereto general manager with the Company.

DANIEL J. FORBUSH is a Certified Public Accountant and holds a Masters of Business Administration degree is the Chief Financial Officer and Treasurer and Secretary of Company effective February 28, 1998. From November 1988 to February 1998 he was the Controller of Glamis Gold Inc. and it's subsidiaries. Prior to joining the Company in November 1988 he was for seven years the Manager of Managerial Accounting Echo Bay Mines.

         LOCATION MAP OF THE COMPANY'S OPERATIONS IN THE UNITED STATES

                                OPERATING SUMMARY

GOLD PRODUCTION

The following table describes, for the fiscal years ended December 31, 1997 and 1996, for the six months ended December 31, 1995 and for the 1995 fiscal year ended June 30, gold production from the Company's mining operations.

                                        GOLD PRODUCTION

                                                              OUNCES OF GOLD PRODUCED FOR FISCAL PERIODS
-------------------------------------------------------------------------------------------------------------------
                                                                                     SIX MONTHS
                                                                                       ENDED            YEAR ENDED
  MINE                                                     DECEMBER 31,             DECEMBER 31,         JUNE 30,
-------------------------------------------------------------------------------     ------------       ------------
                                                      1997             1996             1995               1995
                                                  ------------     ------------     ------------       ------------
Picacho(1)                                              33,239           34,621           14,434             25,290
Rand(2)                                                 94,243           85,762           29,814             76,272
Cieneguita(3)                                            1,189            1,208              561               --
                                                  ------------     ------------     ------------       ------------
Total Production                                       128,671          121,591           44,809            101,562
                                                  ============     ============     ============       ============
Percentage increase (decrease)                               6%              36%             (12)%(4)            (3)%
from prior period (on an annualized basis)


(1) 363,015 ounces of gold have been produced from the Picacho Mine since commencement of production in 1980 to December 31, 1997.

(2) 537,509 ounces of gold have been produced from the Rand Mine since commencement of production in 1987 to December 31, 1997.

(3) This reflects the Company's 60% interest in total production which commenced in November 1995.

(4)   The percentage decrease has been calculated on an annualized basis.

CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

The following table describes for the fiscal years ended December 31, 1997 and 1996, for the six months ended December 31, 1995 and for the 1995 fiscal year ended June 30, the cash cost of production related to the Company's mining operations. Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.

               CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

                                                        FISCAL PERIODS ENDED
--------------------------------------------------------------------------------------------------
                                                                       SIX MONTHS
                                                                         ENDED         YEAR ENDED
  MINE                                       DECEMBER 31,             DECEMBER 31,      JUNE 30,
-----------------------------------------------------------------     ------------    ------------
                                        1997             1996             1995            1995
                                    ------------     ------------     ------------    ------------

Picacho                             $        180     $        162     $        162     $        216
Rand                                $        229     $        214     $        316     $        197



Average For All Mines               $        218     $        200     $        265     $        202
                                    ============     ============     ============     ============

Percentage increase                            9%             (25)%             31%(1)            5%
(decrease) from prior period


----------

(1)   Comparison is to costs for the year ended June 30, 1995.


ROYALTY COST PER OUNCE OF GOLD PRODUCED

The following table describes, for the fiscal years ended December 31, 1997 and 1996, for the six months ended December 31, 1995 and for the 1995 fiscal year ended June 30, the royalty cost per ounce of gold produced from the Company's mining operations.

                     ROYALTY COST PER OUNCE OF GOLD PRODUCED

                                                           FISCAL PERIODS ENDED
---------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS
                                                                             ENDED            YEAR ENDED
                                              DECEMBER 31,                DECEMBER 31,         JUNE 30,
     MINE                               1997               1996               1995               1995
------------------------------------------------       ------------       ------------       ------------
                                    ------------       ------------       ------------       ------------

Picacho                             $         33       $         38       $         38       $         37
Rand                                $         19       $         17       $         13       $         14


Average For All Mines               $         22       $         23       $         21       $         20
                                    ============       ============       ============       ============

                  SUMMARY OF RESERVES AND OTHER MINERALIZATION

PROVEN AND PROBABLE MINEABLE RESERVES

The following table describes the Company's proven and probable mineable reserves as at December 31, 1997 and 1996, December 31, 1995 and June 30, 1995. Mineable reserves do not reflect losses in the heap leaching process, but do include allowance for dilution of ore in the mining process. Proven and probable mineable reserves as at December 31, 1997 for the Rand Mine were calculated based on a gold price of $325 per ounce and for the Imperial Project were calculated based on a gold price of $350 per ounce. For December 31, 1996 the reserves for the Rand Mine and the Imperial Project have been calculated based on a gold price of $400 per ounce and for the Picacho Mine were calculated based on a gold price of $380 per ounce. For December 31, 1995 and June 30, 1995 reserves have been calculated based on a gold price of $380 per ounce at the Picacho Mine and $400 per ounce at the Rand Mine and for the Imperial Project. Reference should be made to the Glossary on page [5] for a description of terms used herein.

                      PROVEN AND PROBABLE MINEABLE RESERVES

MINE OR PROJECT                       FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------   --------------------------------------------------------
                                        TONS                      GOLD GRADE(OZ/T)
                                                                     (AVERAGE)
                          --------------------------------
                             PROVEN             PROBABLE
                          --------------------------------        ----------------

Rand Mine                  33,101,000           11,427,000                0.023

Picacho Mine(1)                   Nil                  Nil                 --

Imperial Project           81,623,700           13,504,500                0.016
                          -----------          -----------
Total(2)                  114,724,700           24,931,500                0.018
                          ===========          ===========          ===========

(1) Mining of the last known ore body at the Picacho Mine was completed in December 1997.

(2) The proven and probable reserves as at December 31, 1997 were calculated by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.


MINE OR PROJECT                       FISCAL YEAR ENDED DECEMBER 31, 1996
-----------------------   --------------------------------------------------------
                                        TONS                      GOLD GRADE(OZ/T)
                                                                     (AVERAGE)
                          --------------------------------
                             PROVEN             PROBABLE
                          --------------------------------        ----------------

Rand Mine                   51,066,000           18,542,000                0.020

Picacho Mine                 1,065,500               60,700                0.035

Imperial Project            81,623,700           13,504,500                0.016
                          ------------         ------------
Total(1)                   133,755,200           32,107,200                0.018
                          ============         ============         ============

(1) The proven and probable reserves as at December 31, 1996 were calculated by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.


MINE OR PROJECT                     SIX MONTHS ENDED DECEMBER 31, 1995
----------------------    --------------------------------------------------------
                                                                     GOLD GRADE
                                        TONS                       (OZ/T)(AVERAGE)
                          ---------------------------------
                             PROVEN              PROBABLE
                          ------------         ------------         ------------
Rand Mine                   55,220,400            3,907,700                0.023

Picacho Mine                 2,790,900              174,500                0.039

Imperial Project            73,796,000           16,039,000                0.017
                          ------------         ------------
Total(1)                   131,807,300           20,121,200                0.020
                          ============         ============         ============


MINE OR PROJECT                       FISCAL YEAR ENDED JUNE 30, 1995
----------------------    --------------------------------------------------------
                                                                     GOLD GRADE
                                        TONS                      (OZ/T) (AVERAGE)
                          --------------------------------
                             PROVEN              PROBABLE
                          ------------         ------------         ------------
Rand Mine                  58,009,200            3,907,700               0.0231


Picacho Mine                3,433,900              185,400                0.037


Imperial Project           73,796,000           16,039,000                0.017
                          -----------          -----------

Total                     135,239,100           20,132,100                0.020
                          ===========          ===========          ===========

CONTAINED OUNCES OF GOLD

The following table describes the ounces of gold contained in the Company's proven and probable mineable reserves as at the fiscal year ended December 31, 1997 and 1996, the six months ended December 31 1995 and the 1995 fiscal year ended June 30. The ounces of gold which will actually be recovered from these reserves will depend on actual gold grades encountered and recovery rates(1).

                                                                 CONTAINED OUNCES OF GOLD
------------------------------------------------------------------------------------------------------------------
                                                                                   ENDED               YEAR ENDED
MINE                                             DECEMBER 31,                   DECEMBER 31,            JUNE 30,
------------------------------------------------------------------------        ------------          ------------
                                          1997                  1996                1995                  1995
                                      ------------          ------------        ------------          ------------
Rand Mine                                  938,160             1,414,655           1,364,200             1,433,300
Picacho Mine(1)                                Nil                39,501             114,578               133,291
Imperial Project                         1,515,545             1,515,545           1,509,004             1,509,004
                                      ------------          ------------        ------------          ------------
Totals(1)                                2,453,705             2,969,701           2,987,782             3,075,595
                                      ============          ============        ============          ============

Percentage increase                            (17)%                  (1)%                (3)%(2)              120%
(decrease) from prior period


(1) Recovery rates experienced at the Company's operating mines from start-up to December 31, 1997 are as follows:

               Mine                 Recovery Rate
               ----                 -------------
               Picacho                  65.2%
               Rand                     59.9%

(2)   Comparison is to reserves as at June 30, 1995.


EFFECTS OF DEVELOPMENT DRILLING DURING FISCAL 1997

The effects of mining at each of the Company's mines during the period January 1, 1997 to December 31, 1997 are as follows:

      PICACHO MINE - During fiscal 1997, 1,140,200 tons of ore were mined and 49,779 ounces of gold were placed on the heap leach pad at the Picacho Mine of which 33,239 ounces of gold were recovered. No exploration drilling was conducted at the Picacho Mine during fiscal 1997. There are no gold reserves remainingat the Picacho Mine as mining of the last known ore body was completed in December 1997.

      IMPERIAL PROJECT - During fiscal 1997, there was no change tothe proven and provable mineable reserves for this project of 95,128,200 tons as at December 31, 1997. The ounces of contained gold remained the same as in 1996 at an estimated 1,515,545 ounces. The average grade of ore for the project remained at 0.016 ounces of gold per ton. As the Company is still awaiting completion of permitting on the Imperial Project there was no change to the above information during fiscal 1997.

      RAND MINE - During fiscal 1997, 7,102,700tons of ore containing 135,791 ounces of gold were mined and placed on the heap leach pads at Rand Mine and 94,243ounces of gold were recovered. The development drilling program during fiscal 1997 has not added ounces of gold to the gold reserves as the program is still in progress.

EXPLORATION AND DEVELOPMENT EXPENDITURES

The following table lists the amount of expenditures incurred by the Company on exploration and mine development activities during the fiscal year ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the fiscal year ended June 30, 1995.


EXPLORATION AND DEVELOPMENT EXPENDITURES

                                                                                FISCAL PERIODS ENDED
-----------------------------------------------------------------------------------------------------------
                                                                            SIX MONTHS
                                                                              ENDED             YEAR ENDED
MINE                                         DECEMBER 31,                  DECEMBER 31,          JUNE 30,
                                       1997                1996                1995                1995
                                   ------------        ------------        ------------        ------------
Picacho Mine                               --                  --                  --                  --
Rand Mine                          $    584,193        $    513,382        $    238,645        $    428,190
Imperial Project                      1,166,388           2,010,282           1,205,000           1,379,000
Miscellaneous Projects in               340,062             191,684              75,000           1,181,051
the United States(1)
Mexico(2)                                 4,870             197,891             174,000             977,000
Indonesia(1)                            581,486                --                  --                  --

(1) During 1997, the Company wrote off $581,486 on the project in Indonesia and $308,967 on the Mina prospect in Nevada because they did not meet the Company's investment criteria.

(2) Approximately $475,000 of the fiscal year June 30, 1995 expenditures were in respect of exploration activities not associated with the Cieneguita Property. During the fiscal year ended December 31, 1996, the Company spent approximately $197,891 on the La Jojoba property located in the State of Sonora, Mexico, $193,591 of which was expended on exploration activities and $4,300 of which was expended on property payments. On March 4, 1996 the Company delivered a notice of termination to Aquiline in respect of the Company's involvement in the La Jojoba property.


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

                              OTHER MINERALIZATION


                                FISCAL YEAR ENDED DECEMBER 31, 1997
                          -----------------------------------------------
                                               GOLD GRADE     CONTAINED
   MINE OR PROJECT             TONS              (OZ/T)      OUNCES GOLD
----------------------    -----------------------------------------------
                                              (average)

Rand Mine                   17,226,000               0.018        313,810

Picacho Mine                       Nil                --              Nil

Imperial Project            12,417,000               0.016        200,879
                          ------------        ------------   ------------

Totals                      29,643,000               0.017        514,689
                          ============        ============   ============


                                FISCAL YEAR ENDED DECEMBER 31, 1996
                          -----------------------------------------------
                                               GOLD GRADE     CONTAINED
   MINE OR PROJECT             TONS              (OZ/T)      OUNCES GOLD
----------------------    -----------------------------------------------
                                              (average)

Rand Mine                   18,685,000               0.021        398,800

Picacho Mine                    16,100               0.037            589

Imperial Project            12,417,000               0.016        200,879
                          ------------        ------------   ------------

Totals                      31,118,100               0.019        600,268
                          ============        ============   ============


                                SIX MONTHS ENDED DECEMBER 31, 1995
                          -----------------------------------------------
                                               GOLD GRADE     CONTAINED
   MINE OR PROJECT             TONS              (OZ/T)      OUNCES GOLD
----------------------    -----------------------------------------------
                                              (average)

Rand Mine                   30,877,700               0.018        554,700

Picacho Mine                    21,400               0.047            997

Imperial Project            12,438,000               0.017        213,401
                          ------------        ------------   ------------

Totals                      43,337,100               0.018        769,098
                          ============        ============   ============

                                  FISCAL YEAR ENDED JUNE 30, 1995
                          -----------------------------------------------
                                               GOLD GRADE     CONTAINED
   MINE OR PROJECT             TONS              (OZ/T)      OUNCES GOLD
----------------------    -----------------------------------------------
                                              (average)

Rand Mine                   30,877,700               0.018        554,700

Picacho Mine                    25,700               0.046          1,187

Imperial Project            12,438,000               0.017        213,401
                          ------------        ------------   ------------

Totals                      43,341,400               0.018        769,288
                          ============        ============   ============


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

The gold-bearing solutions drain from the leach pile and are collected in a pregnant solution pond. From here the solution is pumped through columns of sand-sized activated carbon and a gold-oxygen-cyanide complex is captured in the carbon pores. The carbon is removed and back-washed with a hot caustic or caustic-cyanide solution that releases the gold complex from the carbon. The solution is then passed through an electrowinning circuit where the gold is deposited on steel wool batts. The batts are removed and broken down into a sludge. The sludge or the steel wool plus gold is smelted in a crucible and poured into a mold forming a dore bar. During the fiscal year ended December 31, 1997, the gold and silver content of the Company's gold product shipped to the refinery was an average of approximately 80% gold and 17% silver for the gold precipitates from Picacho Mine, and an average of approximately 81% gold and 12% silver for dore from the Rand Mine.


                                   GOLD SALES

The dore bullion produced by Rand and gold precipitates produced at the Picacho Mine are shipped to Engelhard Industries West Inc. ("Engelhard") of Anaheim, California where they are refined by Engelhard to produce 99.99% pure gold. Engelhard receives a refining and handling charge of approximately $1.25 per ounce of gold produced.

Refined gold is either delivered against an existing future sales contract or sold at the spot price for gold 2 days prior to the day of delivery to one of various precious metal merchants for delivery to the London, U.K. market. See "Management`s Discussion and Analysis of Financial Condition and Results of Operations - Hedging".


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

CALENDAR YEAR                            LONDON BULLION MARKET                      COMEX
--------------------------------      -----------------------------     -----------------------------
                                          HIGH              LOW             HIGH              LOW
                                      ------------     ------------     ------------     ------------
1997                                  $     366.55     $     283.00     $     365.70     $     282.80
1996                                        414.80           367.40           414.70           368.00
1995                                        396.95           372.40           395.40           371.20
1994                                        396.25           369.65           398.00           370.60
1993                                        406.60           325.20           407.00           325.30
1992                                        359.60           330.35           359.30           329.70
1991                                        403.70           343.50           403.20           344.30
1990                                        423.75           345.85           422.40           346.80


The London afternoon fixing price for gold on December 31, 1997 was $289.20 per ounce and on March 12, 1998 the London afternoon fixing price was $293.85 per ounce.

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

During the year ended June 30, 1995, the six months ended December 31, 1995 and the years ended December 31, 1996 and 1997, the Company made no material capital expenditures with respect to environmental compliance save and except as required by permits for construction at its mining operations and for reclamation being carried out concurrently with mining operations and estimates that it will make no material capital expenditures in this area during the fiscal year ending December 31, 1998. During the year ended December 31, 1997 the Company had six small reportable releases or spills at its operations. In all cases the appropriate authorities were notified and clean-up was undertaken immediately. Measures, including procedural changes and education were taken to prevent re-occurrence of the incidents. No action by the authorities is expected in respect of any of the occurrences. See "Insurance and Mining Risks".

The Company's unpatented mining claims on federal lands are currently subject to procedures established by the U.S. General Mining Law of 1872. In the past, legislation has been introduced before the U.S. Congress to make significant revisions to the U.S. Mining Laws including strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and which could have a material adverse effect on the Company's ability to develop minerals on federal lands. The proposed revisions would also impose royalties on gold production from unpatented mining claims. Although legislation has not been enacted, attempts to amend these laws can be expected to continue. The extent of the changes that actually will be enacted and their potential impact on the Company cannot be predicted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Regulatory, Environmental and Other Considerations".

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

                      RESERVE FOR RECLAMATION COSTS ($000)

                                                         FISCAL PERIODS ENDED
--------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS
MINE                                                                    ENDED          YEAR ENDED
                                               DECEMBER 31,           DECEMBER 31,      JUNE 30,
------------------------------------------------------------------    ----------------------------
                                          1997            1996            1995            1995
                                      ------------    ------------    ------------    ------------
Balance at beginning of
period                                $      1,578    $      1,163    $      1,048    $        851
Increase in reserve based on
units of production                            673             433             129             248
                                      ------------    ------------    ------------    ------------
                                             2,251           1,596           1,177           1,099

Expenditures for reclamation                    44              18              14              51
                                      ------------    ------------    ------------    ------------

Balance at end of period              $      2,207    $      1,578    $      1,163    $      1,048
                                      ============    ============    ============    ============


CALCULATION OF RESERVES

There are numerous uncertainties inherent in estimating proven and probable mineable reserves including many factors beyond the control of the Company. The estimation of reserves is in part a subjective process and the accuracy of any reserve estimate is a function of the quality of available data and of engineering, metallurgical and geological interpretation and judgement. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Assumptions about prices are subject to great uncertainty and prices of gold and silver have fluctuated widely in recent years. As at December 31, 1997, the Company reduced the total proven and probable reserves at the Rand Mine by 476,000 ounces (inclusive of 135,791 ounces that were mixed and stacked on the heap leach pads), due to lower gold prices. The reduction in the proven and probable reserves from fiscal 1996 to fiscal 1997 did not result in a write-down of the Company's investment in mining properties and/or any material increases in amortization charges because (assuming $325 gold) there was an excess of future net revenues over capitalized costs. Should any significant reduction in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

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

Power is supplied to the Company's mines by power companies or diesel generators. Each mine has access to adequate water. See "Item 3 - Legal Proceedings".

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

POLITICAL AND ECONOMIC CONDITIONS IN MEXICO

The Company has mining interests in Mexico and accordingly the Company may be affected by any political or economic instability which arises in this country. The risks include, but are not limited to: terrorism, military repression, expropriation, extreme fluctuations in currency exchange rates and high rates of inflation. Also, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect the Company's business in such country. In addition, the Company's operations in Mexico will be affected in varying degrees by government regulations with respect to production, price controls, export controls, income taxes, expropriation of property, maintenance of mining claims and concessions, environmental legislation, land use policies, land claims of local people and water use and mine safety. The effect of these factors on the Company's cannot be predicted.

EMPLOYEES

At December 31, 1997, the Company employed approximately 190 persons located as follows:

LOCATION                                                        NUMBER
------------------------------------------------------          ------
Imperial Project                                                     4
Picacho Mine                                                        34
Rand Mine                                                          134
Operations office staff (Reno, N.V.)                                11
Corporate staff (Vancouver, B.C.)                                    5
Mexico                                                               2
                                                                ------
                                                                   190
                                                                ======

In the first quarter of 1998, restructuring activities included the reduction of the total number of employees by 35% which includes layoffs at the Picacho Mine due to mine closure, a reduction in the number of mining shifts at the Rand Mine due to changes in the mine plan and transfer of the management functions from the Vancouver office to the Reno office to reduce general and administrative costs.

The Company's Rand Mine was unionized until June 1997, when the hourly-rated personnel voted in favour of decertifying the International Longshoremen's & Warehousemen's Union

(ILWU) Local 30. This decertification is not expected to have any material economic effect on the Company.

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


ITEM 2 - PROPERTIES

                             PICACHO MINE, CALIFORNIA

PROPERTY AND MATERIAL AGREEMENTS

Chemgold, Inc. ("Chemgold"), which is a wholly-owned subsidiary of the Company, holds a leasehold interest (the "Picacho Lease") in 31 contiguous patented mining claims (approximately 600 acres) and 75 unpatented lode mining claims (approximately 1,150 acres) located in Imperial County, California, approximately 18 miles northwest of Yuma, Arizona. Access to the property is by gravel road from Yuma. The Picacho Lease is between Chemgold and Picacho Development Corp., a California company. The Company's interest in the patented portion of the mineral claims associated with the Picacho Lease is insured in the amount of $6,000,000 under a title insurance policy.

The Picacho Lease has a term of 20 years from September 24, 1979 and contains a right of renewal for a further 20 years. The lease provides for payment of a royalty of 10% of net smelter returns received by the Company from the sale of products mined from the property, subject to a variable minimum annual royalty of $30,000 based on a London Metal Exchange price for gold of $200 per ounce. The minimum royalty increases or decreases by $1,000 per year for each $5 per ounce change in the price of gold. During the fiscal year ended December 31, 1997 royalty expense under the Picacho Lease amounted to $1,097,500.

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

PRODUCTION EQUIPMENT AND POWER

Current equipment used at the Picacho Mine includes five 85 ton Haulpak trucks and two CAT 992 loaders. The equipment is maintained to industry standards in an attempt to achieve the maximum number of available hours of use from the equipment. Equipment expenditures of $758,000 were made during the fiscal year ended December 31, 1996 to purchase equipment which had been on lease. There were no equipment expenditures during the fiscal yearended December 31, 1997.

Power at the Picacho Mine site is provided by on-site generators.

HISTORY

The Picacho Mine was first mined in the late nineteenth century, initially by placer mining methods and later as an underground lode mine. By 1911 when mining activity ceased, underground mining had produced approximately 158,000 ounces of gold from ore averaging 0.25 oz/t gold.

Development work conducted to date by the Company on the Picacho Mine consists of drilling over 900 drill holes, constructing roads connecting the workings, levelling and compacting of 107 acres for leach pads, establishing four major open pits, installing five miles of water lines from the Colorado River to the property and constructing an office, shop, laboratory and processing plant. To December 31, 1997 the Company had expended an aggregate of $23,153,000, net of written-off assets, on acquisition, exploration, development, and equipment at the Picacho Mine and had extracted 363,015 ounces of gold. Proven and probable mineable reserves for the Picacho Mine were exhaustedas at December 31, 1997.

GEOLOGY

The ore at the Picacho Mine was located in a basin of what is thought to be Precambrian gneiss surrounded by Tertiary lava flows and Quaternary gravels. Two types of gold mineralization have been found at the Picacho Mine. The first type of gold mineralization (mined by underground methods in the early years of development of the property) was found in high grade structural zones along or near the contact of the Tertiary volcanics with the Precambrian gneiss. The second type of gold mineralization consists of gold disseminated throughout the altered and structurally complex Precambrian gneiss.

MINING OPERATIONS AND RESERVES

Mining at the Picacho Mine was by open-pit methods and ore is processed by the heap leach method. Production by the Company commenced in May of 1980 and to date the four near-surface ore bodies delineated at the Picacho Mine have been mined out. Production during 1997 was from the Dulcina Extension ore body.

Proven and probable mineable reserves for the Picacho Mine were exhaustedas at December 31, 1997. Mining of the last known ore body at the Picacho Mine was completed in December 1997, on target with life-of-mine projections. Gold production will continue for two years followed by reclamation of the last remaining heap leach pad and processing facility. Reclamation is expected to be completed by the year 2002, with continued revegetation monitoring thereafter.

PERMITTING

The Company has obtained all permits and approvals required to enable it to carry on its mining activities at the Picacho Mine until 65,500,000 tons of ore and waste have been mined. The Conditional Use Permit issued by Imperial County under the California Surface Mining and Reclamation Act of 1975 expires in 2006. The operating permits issued by the California Regional Water Control Board allows the processing of ore within the two currently permitted leaching sites. No new permits will be required in order to leach the ore which is on the remaining heap leach pad at the Picacho Mine To December 31, 1997, 16,932,350 tons of ore and 40,387,637 tons of waste have been processed. Four completely processed ore heaps have been leached out and neutralized to California State requirements and reclamation of these sites is proceeding according to plan. It is expected that leaching of the fifth ore heap located on the property, which was completed in the fiscal year ended June 30, 1995, will be completed during fiscal 2000 after which all operations, other than reclamation, at the Picacho Mine will be terminated.

PRODUCTION

Certain key operating statistics for the Picacho Mine are set forth in the following table:

                         PICACHO MINE PRODUCTION RESULTS

                                                                        FISCAL PERIODS ENDED
----------------------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS
  MINE                                                                                   ENDED             YEAR ENDED
                                                        DECEMBER 31,                  DECEMBER 31,          JUNE 30,
------------------------------------------------------------------------------        ------------        ------------
                                                   1997                1996                1995                1995
                                              ------------        ------------        ------------        ------------
Ore mined (tons)                                 1,140,200           1,631,600             670,700           1,627,900
Waster mined (tons)                                506,800           2,508,600           3,124,100           7,686,700
Stripping ratio(1)                                  1.21:1              1.54:1               4.7:1               4.7:1
Average gold assay                                   0.044               0.036               0.033               0.024
(ounces/ton)                                        33,239              34,621              14,434              25,270
Ounces of gold produced                       $        180        $        162        $        162        $        216
Cash cost of production per ounce(2)
                                              ------------        ------------        ------------        ------------

(1)   Ratio of waste mined to ore mined.

(2) Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.


                           GLAMIS RAND MINING COMPANY

PROPERTY AND MATERIAL AGREEMENTS

Rand, a wholly-owned subsidiary of the Company, operates the Rand Mine which is comprised of 3 ore bodies: the Yellow Aster Pit, the Baltic Pit and the Lamont Pit and three leach pads and related processing facilities: the Yellow Aster Facilities, the Baltic Facilities and the Rand Facilities. In addition, the Rand Mine has started to recover old mine dump material located between Yellow Aster Pit and the old Descarga Deposit.

The operations at the of Rand Mine were previously categorized separately as operations of the Yellow Aster Mine and of the Baltic Mine. However, due to the commingling of assets of such mines and the sharing of services and equipment between them, the operations of the Yellow Aster Mine and the Baltic Mine have , since October, 1995, been combined to constitute the

Rand Mine, which encompasses all of the operations and assets of the Yellow Aster and Baltic Mines.

The Rand Mine is located in the northeast end of the Rand Mountains in Kern County, California, approximately 100 miles northeast of Los Angeles. Highway 395 passes one-half mile east of the property and a branch line of the Southern Pacific Railroad passes seven miles to the north of the property.

The operations at the Rand Mine are conducted on property consisting of a total of 98 patented mining claims and 452 unpatented lode and placer mining claims. Of these, Rand owns all or a portion of 11 of the patented and 330 of the unpatented mining claims. The balance of the patented and unpatented mining claims are held under lease. 32 additional patented mining claims, totalling 516 acres were quit-claimed to the State of California in 1996 to meet endangered species permit habitat compensation requirements. California did not accept the claims. Rand has since deeded over alternative tortoise compensation property totalling 640 acres to the State. This included three parcels near Barstow, California and two parcels near Kramer Junction, California.

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

Under the Yellow Aster Lease, Rand is required to pay to Yellow Aster Mining and Milling Company, a Nevada Company, a production royalty of 6% of net proceeds less certain costs from the sale of ore produced from the mining claims. The minimum monthly royalty payment required by this agreement is $4,000. The Yellow Aster Lease will continue for as long as the royalty is paid.

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

By an agreement effective as of August 31, 1990 with DRX, Inc., a Delaware corporation ("DRX") and Westland Minerals Exploration Co. ("Westland"), a Colorado corporation, (DRX and Westland collectively being the "Vendors"), GGX agreed to acquire a 1-1/2% net smelter return interest held by the Vendors in respect of mineral production from the Baltic Lands. The consideration paid by GGX for the interest was $412,500. The Baltic Lands are subject to various underlying royalty interests which average 1.5% and minimum annual property payments which range from $140,000 to $284,000. See note 4(a)(ii) to the consolidated financial statements.

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

By a Purchase Agreement dated March 5, 1997 the Company purchased a patented lode mining claim from J. Leslie and Gwendolyn Asher for $10,000 reserving to the Ashers a 3.0% NSR that is capped at $100,000.

By a Mineral Lease Agreement dated June 9, 1997, the Company leased five patented lode mining claims from Nigel Barrow for $250,000 reserving to Mr. Barrow a 5.0% NSR. The lease is for fifteen years and extendible as long as mining operations are conducted on the property.

By a Mineral Lease Agreement dated July 14, 1997, the Company leased five unpatented lode mining claims from Cameron Benko for $25,000 upon signing and $15,000 per year minimum royalty, reserving unto Mr. Benko a royalty of 3.0% of gross returns. Also there is a requirement to spend a minimum of $60,000 on work within the first three years. The minimum royalty will increase to $30,000 per year commencing in the fifth year. The lease is for twenty years and extendible as long as minimum royalty payments are made.

By a Mineral Lease Agreement dated November 3, 1997, the Company leased one unpatented placer mining claim from Antelope Valley Treasure Hunters Society and Robert F. Harik and Patricia A. Harik for $5,000 upon signing, $5,000 on the first anniversary escalating to $25,000 on the fifth anniversary, and reserving to the owners a 5.0% NSR. The minimum royalties continue at $25,000 per year after the fifth anniversary. All advance royalties are recoupable against production royalties. The lease is for twenty years and extendible as long as exploration, development or mining operations are conducted on the property.

By a Mineral Lease Agreement dated November 6, 1997, the Company leased two unpatented placer mining claims from Robert F. Harik, Patricia A. Harik, Ronald Sweeny, Pamela Sweeny, H. Richard Fox, Joyce E. Fox Jason Fox, Stacy Fox, Gary Mitchell and Bonnie Mitchell for $10,000 upon signing, $10,000 on the first anniversary escalating to $50,000 on the fifth anniversary, and reserving to the owners a5.0% NSR. The minimum advance royalty is recoupable against production royalties. The lease is for twenty years and extendible as long as exploration, development or mining operations are conducted on the property.

By purchase agreement dated November 18, 1997, the Company purchased the royalty interest on thirteen unpatented lode mining claims from Intermountain Resources, Inc. for $150,000.

By purchase agreement dated December 1, 1997, the Company purchased the underlying royalties interest to the thirteen unpatented lode mining claims mentioned above from J.P. and Juanita R. Rogowski for $25,000.

During the fiscal year ended December 31, 1997, royalty expense at the Rand Mine amounted to $1,760,161.

PRODUCTION EQUIPMENT AND POWER

During 1997, a second 27 cubic yard hydraulic shovel was purchased to replace a smaller 16 cubic yard shovel which was retired. The last 85 ton truck from the old fleet, which had been retained as a backup unit, was sold. All the other older 85 ton and 100 ton trucks were sold. The mining fleet now consists solely of five 190 ton haulage trucks, two 27 cubic yard hydraulic shovels, two drills, two large dozers, and one motor grader. Total equipment expenditures at the Rand mine during 1997 amounted to $2.2 million. All equipment is maintained to industry standards in an attempt to achieve the maximum number of available hours of use from the equipment.

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

Rand commenced production on the mineral claims associated with the Yellow Aster Lease in January of 1987. As at December 31, 1997, Rand had expended an aggregate of $78,388,000, net of written-off assets, on acquisition, exploration, development and equipment at the Rand Mine and had extracted 537,509 ounces of gold.

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

The Descarga Deposit consists of mine dump material from earlier operations carried out on the Property. The Initial Lamont Deposit has been mined out.

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

Mining from the Yellow Aster Pit started in May of 1990 employing an additional recovery plant and leach pad (the "Yellow Aster Facilities"). The heap leach pad of these facilities reached its maximum capacity in February 1996. The remaining ore from the Yellow Aster Pit will be processed at the Rand Facilities (see "Rand Pad and Process Facilities" below). The Yellow Aster Pit has a projected mine life of 8 years and is expected to operate at a 67% recovery rate for gold.

323 reverse circulation drill holes totalling 159,453 feet, and 331 rotary drill holes totalling 47,021 feet have been used to define the reserves of the Yellow Aster Pit where mineable proven and probable reserves have been calculated as at December 31, 1997 within preliminary pit outlines, using a computerized variable recovery block model, a cut-off grade of 0.003 recoverable ounces of gold per ton for the reserves of oxide ore, mixed ore and sulfide ore, and a gold price of $325 per ounce, at 22,781,000 tons of proven reserves grading 0.022 ounces of gold per ton and 11,107,000 tons of probable reserves grading 0.016 ounces of gold per ton, having a combined stripping ratio of 1.72:1.

In 1997, 14 additional reverse circulation drill holes totaling 12,628 feet, two NCHQ (2.5 inch) core holes totaling 700 feet and two PQ (3.3 inch) core holes totaling 780 feet were drilled within or proximal to the designed Yellow Aster pit. Data for the 1997 drilling is not yet incorporated in the current mine model as results from the metallurgical testing are not expected until the second quarter of 1998.

A recovery plant and a leach pad (the "Baltic Facilities") were built to primarily process ore from the Baltic Pit. Production commenced from the Baltic Pit in August of 1993 and production commenced from the Lamont Pit in September, 1995. Initially ore from the Lamont Pit was processed by the Baltic Facilities. However, by December 1995 the ore was beinghauled to Phase I of the new "Rand Facilities", comprised of a heap leach pad and processing facility. Construction of this facility was complete by January, 1996, and the first gold was recovered from it during February, 1996.

787 drill holes, including 588 reverse circulation drill holes and 199 air track drill holes, totalling 220,097 feet have been used to define the reserves of the Baltic and Lamont Pits.

Due to lower gold prices and the associated decrease in proven and probable reserves as at December 31, 1997, of 476,000 ounces (inclusive of 135,791 ounces that were mined and stacked on the heap leach pads), the Company revised the mine plan which resulted in a reduction inthe number of mining shifts during the 1st quarter of 1998.

As at December 31, 1997, proven and probable mineable reserves for the Baltic Pit were calculated within preliminary pit designs at 1,729,000 tons of proven reserves and 13,000 tons of probable reserves, having a stripping ratio of 0.40:1 and grading 0.037 ounces of gold per ton, using recovery rates of 70% for oxide ore, 25% for mixed ore and 15% for unoxidized ore, a cut-off grade of 0.005 ounces of gold per ton for oxide ore, 0.012 ounces per ton for mixed ore and 0.020 ounces per ton for unoxidized ore and a gold price of $325 per ounce.

As at December 31, 1997, proven and probable mineable reserves for the Lamont Pit were calculated within preliminary pit designs at 8,591,000 tons of proven reserves and 307,000 tons of probable reserves, having a stripping ratio of 1.48:1 and grading 0.022 ounces of gold per ton, using a computerized variable recovery block model, a cut-off grade of 0.003 recoverable ounces of gold per ton for the reserves of oxide ore, mixed ore and sulfide ore, and a gold price of $325 per ounce.

PERMITTING

All environmental regulatory permits, licences and authorizations required to carry out planned operations at the Rand Mine and to process the proven and probable mineable ore reserves of the Yellow Aster, Baltic and Lamont Pits have been obtained and are in good standing. These permits provide for continued mining from these pits, development of a new Lamont Valley waste rock stockpile and transport of ore from the pits to the newly permitted Rand Facilities. These permits include an approved reclamation plan for all the above facilities.

      RAND PAD AND PROCESS FACILITIES (THE "RAND FACILITIES")

As at December 31, 1996 all environmental regulatory permits, licences and authorizations necessary for the development of the Rand Pad and Process Facilities had been received. The permits allow for the mining of 60,000,000 tons of additional ore through expansion of operations at the Yellow Aster, Baltic and Lamont Pits and the development of a satellite mine, the development of waste rock stockpile facilities sufficient for the storage of 72,000,000 tons of waste in the West Valley and Lamont Valley, the construction of a 60,000,000 ton capacity heap leach pad and plant in the Lamont Valley and provisions for the installation of the ancillary and infrastructure services required by these facilities. The permits also allow for an additional 5,000,000 tons of ore to be placed on the Baltic heap leach pad and the construction of a 6,000,000 ton capacity heap leach pad and related processing facility in the area of the Descarga Deposit. These permits limit production levels at the Rand Mine to a life-of-mine average amounting to 18,250,000 total tons per year.

The permits include certification of the Environmental Impact Report/Environmental Impact Statement, approval of the Reclamation Plan, approval of the BLM Plan of Operations, issue of the Kern County, California, Conditional Use Permit, approval of the California Regional Water Quality Control Board Report of Waste Discharge, receipt of the Kern County Air Pollution Control District Authorities to Construct, completion of the U.S. Fish and Wildlife Service's Section 7 endangered species consultation, receipt of the California Department of Fish and Game's Section 2081 endangered species permits and management agreements, and a U.S. Army- Corps of Engineers Section 404 Nationwide Fill Permit.

Phase I of the Rand Facilities comprised of heap leach pad and processing facility construction was completed in January, 1996 and the first gold was recovered from these facilities during

February 1996. Phase II of the Rand Facilities comprised of expansion of the leach pad construction began in December 1997, and is expected to be completed during the second quarter of 1998.

PRODUCTION

Certain key operating statistics for the Rand Mine are set forth in the following table:

                          RAND MINE PRODUCTION RESULTS

                                                                         FISCAL PERIODS ENDED
----------------------------------------------------------------------------------------------------------------------------
                                                                                        SIX MONTHS
MINE                                                                                       ENDED                 YEAR ENDED
                                                        DECEMBER 31,                    DECEMBER 31,              JUNE 30,
-------------------------------------------------------------------------------         ------------            ------------
                                                   1997                 1996                 1995                    1995
                                              ------------         ------------         ------------            ------------
Ore mined (tons)                                 7,102,700            8,840,660            3,224,600               5,475,587
Waster mined (tons)                             13,583,500            6,260,500            3,789,500               8,179,832
Stripping ratio (1)                                   1.91                 0.71               1.18:1                  1.50:1
Average gold assay (ounces/ton)                      0.019                0.018                0.025                   0.019
Ounces of gold produced                             94,243               85,762               29,814(2)               76,272
Cash cost of production per ounce(3)          $        229         $        214         $        316            $        197
                                              ------------         ------------         ------------            ------------

(1)   Ratio of waste mined to ore mined.

(2) During the period ended December 31, 1995, the unoxidized and mixed oxide-nonoxide ore from the Baltic Pit which was placed on the leach pad yielded a lower than expected recovery rate. Mining of this type of ore has been suspended pending further metallurgical studies. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Production".

(3) Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.

                                   OTHER LANDS


IMPERIAL PROJECT, CALIFORNIA

      MATERIAL AGREEMENTS

Pursuant to a Joint Venture Agreement dated November 24, 1987, GGX, a wholly-owned subsidiary of the Company, held a 65% interest and Imperial Gold Corporation ("Imperial Gold"), a wholly-owned subsidiary of Arizona Star Resources Corp., held a 35% interest in 567 unpatented mining claims (the "Imperial County Claims") covering approximately 10,800 acres in eastern Imperial County, California. Pursuant to a purchase agreement dated February 18, 1994, GGX acquired Imperial Gold's 35% interest in the Imperial County Claims by paying $1,000,000 in cash, assigning to Imperial Gold its 15% share interest in Idaho Gold Corporation, which had a book value of $917,000 and providing Imperial Gold a 1.5% net smelter return interest in the Imperial County
Claims. The Company has since expanded its land position at the Imperial Project to 579 claims covering approximately 10,630 acres. During fiscal 1996, a title opinion was issued on the claims encompassing the project showing the Company has valid claim to the land covering the Imperial Project. During 1997, a subsidiary, Glamis Imperial Corporation was formed to be the operating company for the Imperial Project. To date, approximately $18,639,000 has been expended on acquisition, exploration and development and deposits on equipment for the Imperial Project.

      GEOLOGY

The Imperial Project lies to the north and west of the Picacho Mine and south and east of Newmont Gold's Mesquite Mine.

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

      RESERVES

Approximately 185,750 feet of reverse circulation and 4,240 feet of core drilling have been completed over several areas on the Imperial Project. Additionally, exploration programs completed to date consist of geologic mapping and geochemical and geophysical surveys.

Drilling, geological interpretation and mine evaluation studies have resulted in the delineation of a proven and probable mineable ore resource for the Imperial Project as at December 31, 1997 within preliminary pit outlines, using a 73% recovery rate, a cut-off grade of 0.007 ounces of gold per ton and a gold price of $350 per ounce, at 81,623,700 tons of proven reserves grading 0.016 ounces per ton and 13,504,500 tons of probable reserves grading 0.014 ounces of gold per ton, having a combined stripping ratio of 2.64:1.

      FUTURE OPERATIONS

A Final Feasibility Study completed on the Imperial Project in 1996 showed that the project was financially sound and would provide a positive return on investment. On May 2, 1996, the Board of Directors approved the project and directed the Company to proceed with permitting, detailed engineering and procurement.

During the 3rd quarter 1997, the company completed revised cultural studies required by the Bureau of Land Management ("BLM") to facililate completion of the company's Environmental Impact Statement ("EIS"). The Draft EIS was published in the Federal Registry on November 28, 1997. The Record of Decision is expected during the 3rd quarter of 1998. Delays in the permitting process have been ongoing due to the additional cultural studies required by BLM, as well as, ongoing project opposition from various groups of individuals

The Company paid deposits totalling $7.2 million during 1996 and 1997(92% of the total cost of $7.8 million) for the acquisition of a shovel for the Imperial Project which is stored at the supplier's site. Major capital expenditures for the Imperial Project have been postponed until all permits are received and the price of gold improves. Management is now seeking a suitable buyer for the shovel but does not intend to sell the equipment at a loss. Assuming permits are received and gold prices are acceptable, the Company anticipates spending $48.0 million in initial capital to bring the project into operation. Initial gold production is anticipated in the second quarter of fiscal 1999.

MEXICO

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

Under the Agreement the Company acquired, by way of a private placement, 500,000 common shares of Aquiline at a price of Cdn. $0.30 per share and in August of 1993 acquired an additional 545,454 common shares of Aquiline at a price of Cdn. $0.55 per share. During July 1994 an additional 545,454 common shares were acquired at a price of Cdn. $0.65 per share upon the exercise of warrants. These shares were sold by the Company during the year ended December 31, 1996, for total consideration of Cdn. $1,590,908.

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

Aquiline may exercise the option under the Option Agreement by paying $300,000 over a 6-year period. The agreement provided that the Company may earn 60% of Aquiline's rights under the Option Agreement by making the cash payments when due under the Option Agreement, by paying all other costs required to keep the claims in good standing and by paying all other expenditures in respect of exploration on the property until such time as the Company wishes to proceed to place the property into commercial production in accordance with a feasibility report prepared in respect of the property.

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

James R. Billingsley, a director of the Company, was a director of Aquiline up to July, 1996.

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

The deposit is located in the flat lying andesites and andesitic agglomerates of the lower volcanic series. The agglomeratic rocks form a more porous host than the andesites and, in that sense, the mineralization is somewhat stratigraphically controlled. The main controlling structure, however, trends at 60 degrees and appears to be vertical thus cross-cutting stratigraphy. The rocks within the deposit have been intensely altered to a suite of sericite, kaolin, jarosite and goethite with variable but minor amounts of silicification. Oxidized mineralization forms an outcropping blanket from approximately 6 feet to 60 feet thick.

The alteration and mineralization on the property is well defined along a zone 1,000 m. long by 200 m. wide. The deposit is cut off at the east end by a fault trending at 150 degrees and is lost at the west end in areas of overburden.

            DEVELOPMENT ACTIVITIES

To date, 6,700 metres of diamond drilling has been carried out on the Cieneguita Property which has delineated an auriferous zone 1,000 metres long and 200 metres wide, which outcrops. As at December 31, 1997, deferred costs, including property payments and exploration and development expenditures amounted to $740,000 (1996 - $2,338,000). The decrease during 1997, of $1,598,000 compared with the prior fiscal year, was due primarily to a $1,458,000 write-off of mineral property acquisition and development costs.

A grid was established on the property and 180 samples were collected from pits spaced 20 meters by 40 meters. Results returned an average grade of 0.052 ounces of gold per ton. Column leach tests were conducted on various sizes and types of ore taken from the surface pits. An 8,000 tonne bulk heap leach test was carried out which indicated recoveries of approximately

70% for gold and 6% for silver. During mining it was found that the ore is exceedingly friable in some places while in other places it appears to require agglomeration prior to leaching. A contract has been arranged with a management group from Hermosillo to use the existing facilities and production began on a small scale November 1995. It is planned that a maximum of 5,000 ounces of gold will be produced per year once the heap leach pad has been expanded to accommodate additional ore. The first dore produced from the property was poured in November 1995.

LA JOJOBA PROPERTY, SONORA, MEXICO

In May 1995, the Company entered into an option agreement with Aquiline to earn an undivided 75% interest in the La Jojoba property located in the State of Sonora, Mexico. Under the agreement the Company is required to fund the exploration and development expenditures, make all property payments was required by the underlying agreements with the property owner and prepare a feasibility study on the property. The agreement provided that on completion of a positive feasibility study, Aquiline may elect to maintain its 25% interest by funding its share of further development costs or can assign its interest to the Company in exchange for a 3% net smelter return royalty.

13 percussion and 26 reserve circulation drill holes have been drilled on the property. Drilling was concentrated in a favourable zone with 5 holes drilled to investigate mineralized areas outside of the zone. Results from the drilling and metallurgical testing were evaluated and the Company delivered a notice of termination to Aquiline during the 1996 fiscal year. During the year ended December 31, 1996, costs including, property payments and exploration and development expenditures amounting to $198,000 were expensed.

James R. Billingsley, was a director of the Company of Aquiline up to July of 1996.

      EXPLORATION

The Company carried out a limited exploration program in Mexico during the year ended December 31, 1997. No significant findings resulted from that work.

INDONESIA - GUNUNG PANI JOINT VENTURE PROJECT

The Company had entered into a Letter Agreement dated August 14, 1996 with Paramount Ventures & Finance Inc. ("Paramount") of Vancouver, British Columbia, pursuant to which the Company had the option to earn 50% of Paramount's interest in the Gunung Pani Gold Project located on Sulawesi Island in Indonesia.

During 1997, the Company elected not to proceed with this agreement and wrote off the related exploration expenditures totalling $586,000 because the project did not meet the Company's investment criteria.

As part of the transaction with Paramount, the Company acquired 2,000,000 common shares of Paramount at a cost of Cdn. $2.25 each, for a total consideration of Cdn. $4,500,000 ($3,300,000). During 1997, the Company wrote down the carrying value of its investment to its market value at December 31, 1997 of approximately $1,081,000. The closing price for shares of Paramount on the Vancouver Stock Exchange on March 12, 1998, was Cdn. $0.60.

ITEM 3 - LEGAL PROCEEDINGS

The following is a description of material pending judicial proceedings in which the Company is presently engaged.

The Company is defending an action, initiated on September 22, 1995 against Rand and Glamis Gold, Inc. by Rand Communities Water District (the "Water District") in the Kern County, California Superior Court, for declaratory and injunctive relief. The Water District claims that the groundwater basin from which it draws its water is in a state of overdraft due to Rand pumping water from such basin in excess of that to which it is entitled at law. The Water District is requesting a judicial determination as to the amount of water to which Rand is entitled for use in its mining operations. It also requested a temporary restraining order, a preliminary injunction and a permanent injunction to greatly reduce Rand in its current and planned use of water pumped from the groundwater basin, alleging irreparable injury to the Water District and to its customers. Rand's withdrawal of water from the basin was disclosed in its Environmental Impact Report/Environmental Impact Statement which was approved by the BLM and Kern County as part of the permitting process for the Rand Facilities. Rand believes that its pumping of water from the basin is not and will not cause harm to the Water District's activities. If the matter proceeds Rand will request the court to adjudicate the rights of all parties drawing water from the basin.

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

The Company filed a motion with the Court for an order to impose a court-ordered physical solution on Johnson to resolve the groundwater usage dispute with him. On January 16, 1998, the Court granted the Company's motion. By the terms of the court's order, Johnson is required to comply with the groundwater mitigation measuresset forth in the approval documents for the Rand Project, which are the same measures applicable to the Water District. This court order settles some of Johnson's claims, but possibly not all claims. This order is subject to appeal by Johnson.

A hearing has been held in respect of the Water District's application for a preliminary injunction and the Court, in January 1997 denied the application. No prediction on the outcome of further proceedings in this matter can be made at this time. The Company is currently attempting to negotiate a settlement with both plaintiffs. A court date has been set for April 20, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the 4th quarter of the fiscal year to be voted upon by security holders.


                                     PART II

ITEM 5 - MARKET INFORMATION AND RELATED SHAREHOLDER MATTERS

STOCK EXCHANGES (TSE/NYSE:GLG)

The Common Shares of the Company were first sold to the public under a prospectus dated May 2, 1973 at Cdn. $0.50 per share. The Company's current stock exchange listings together with the date of listing, are set out below:

      The Toronto Stock Exchange (September 26, 1984)
      New York Stock Exchange (January 20, 1993)

Prior to January 20, 1993 the Common Shares were quoted on The Nasdaq National Market in the United States.

      THE TORONTO STOCK EXCHANGE

The high and low sale prices for the Common Shares of the Company on The Toronto Stock Exchange for each quarter during the fiscal years ended December 31, 1997 and 1996, and the transition period ended December 31, 1995 are as follows:

                  TRADING HISTORY ON THE TORONTO STOCK EXCHANGE

                                                       Sales Price (Cdn$)
                                                       ------------------
                                                        Low         High               Volume
                                                       ------      ------            ---------
Fiscal year ending December 31, 1997

1st Quarter                                            $ 9.15      $11.75            1,546,540
2nd Quarter                                              8.75       10.80              328,860
3rd Quarter                                              8.50       10.00              476,440
4th Quarter                                              4.60        9.70              368,795

Fiscal year ending December 31, 1996

1st Quarter                                            $ 8.50      $12.40            1,605,613
2nd Quarter                                              9.50       12.00              550,875
3rd Quarter                                              9.10       10.00              275,830
4th Quarter                                              8.40       10.45              643,023

Transition Period Ended December 31, 1995

1st Quarter                                           $ 8.875     $11.125            1,692,768
2nd Quarter                                             7.625        9.50              378,418


The price of the Common Shares as reported by The Toronto Stock Exchange at the close of business on December 31, 1997 and on March 12, 1998 was Cdn. $ 5.45 per share and Cdn. $5.15 per share respectively.

      NEW YORK STOCK EXCHANGE, INC.

The high and low prices for Common Shares of the Company on New York Stock Exchange for each quarter the fiscal years ended December 31, 1997 and 1996, and the transition period ended December 31, 1995 are as follows:

                 TRADING HISTORY ON THE NEW YORK STOCK EXCHANGE

                                                          Sales Price                  Volume
                                                      -------------------            ---------
                                                        Low         High
                                                      -------      ------            ---------
Fiscal Year Ending December 31, 1997

1st Quarter                                           $ 6.875      $ 8.75            4,811,000
2nd Quarter                                              6.25       7.876            2,721,400
3rd Quarter                                            6.5625       7.375            3,887,800
4th Quarter                                             2.875      6.9375            6,032,800

Fiscal Year Ending December 31, 1996

1st Quarter                                            $ 6.25     $ 8.875            9,956,180
2nd Quarter                                             6.875       8.875            5,790,800
3rd Quarter                                              6.50        7.25            2,705,900
4th Quarter                                              6.25       7.875            6,093,900

Transition Period Ended December 31, 1995

1st Quarter                                           $ 6.625      $ 8.25            3,781,900
2nd Quarter                                              5.50       6.875            4,077,100


The price of Common Shares as reported by New York Stock Exchange, Inc. at the close of business on December 31, 1997 and on March 12, 1998 was $3.6875 per share and $3.625 per share, respectively.

SHAREHOLDERS

As at March 12, 1998 the Company had 2,000 registered shareholders.

DIVIDENDS

No dividends will be declared or paid in 1998 due to the 1997 loss. The Company paid dividends totalling $0.05 per Common Share during the fiscal year ended December 31, 1997, and Cdn. $0.06 ($0.044) per Common Share in the transition period ended December 31, 1995, and the fiscal year ended June 30, 1995. No dividends were paid during the fiscal year ended December 31, 1996. If dividends are declared it is the Company's policy to declare and pay such dividends in United States funds.

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

The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the minister responsible for the Investment Act (the "Minister") is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian other than a "WTO Investor" (as defined in the Investment Act and used in this discussion) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company was Cdn. $5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity. An investment in common shares of the Company by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company in 1996 exceeds approximately Cdn. $160,000,000. A non-Canadian would acquire control of the Company for the purposes of the Investment Act if the non-Canadian acquired a majority of the common shares of the Company. The acquisition of less than a majority but one third or more of the common shares of the Company would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquiror through the ownership of common shares.

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

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general discussion of certain possible United States Federal income tax consequences, under current law, generally applicable to a U.S. Holder (as defined below) of Common Shares of the Company who hold such shares as capital assets. This discussion does not address all potentially relevant Federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of Federal income tax law, such as tax-exempt organizations, qualified retirement plans, financial institutions, insurance companies, real estate dealers, nonresident alien individuals and shareholders who acquired their stock through the exercise of employee stock options or otherwise as compensation. In addition, this discussion does not cover any state, local or foreign tax consequences. (For a discussion of certain Canadian Federal Income tax considerations, see "Canadian Federal Income Tax Considerations" below).

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

      U.S. HOLDERS.

As used herein, a "U.S. Holder" includes a holder of Common Shares of the Company who is a citizen or individual resident of the United States, a corporation or partnership created or organized in or under the laws of the United States or of any political subdivision thereof or a trust or estate the income of which is taxable in the United States irrespective of source. For taxable years beginning after December 31, 1996 (or for the immediately preceding taxable year if the trustee of a trust so elects), a trust is a U.S. Holder for federal income tax purposes if, and only if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and (ii) one or more United States persons have the authority to control all substantial decisions of the trust.

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

      FOREIGN TAX CREDIT

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of Common Shares of the Company may be entitled, at the option of the U.S. Holder, to either a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces United States Federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer's income subject to tax. This election is made on a year-by-year basis and generally applies to all foreign income taxes paid by (or withheld from) the U.S. Holder during the year. There are significant and complex limitations which apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder's United States income tax liability that the U.S. Holder's foreign source income bears to his or its worldwide taxable income. In the determination of the application of this limitation, the various items of income and deduction must be classified into foreign and domestic sources. Complex rules govern this classification process. There are further limitations on the foreign tax credit for certain types of income such as "passive income", "high withholding tax interest", "financial services income", "shipping income", and certain other classifications of income. Furthermore, the rules for Foreign tax credits or deductions are subject to further modification under the United States - Canada Income Tax Treaty. The availability of the foreign tax credit and the application of the limitations on the credit are fact specific and holders and prospective holders of Common Shares of the Company should consult their own tax advisors regarding their individual circumstances.

      DISPOSITION OF COMMON SHARES OF THE COMPANY

A U.S. Holder will recognize a gain or loss upon the sale of Common Shares of the Company equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received, and (b) the shareholder's tax basis in the Common Shares of the Company. This gain or loss will be capital gain or loss if the Common Shares are a capital asset in the hands of the U.S. Holder, which will be a short-term mid-term or long-term capital gain or short term or long term capital loss depending upon the holding period of the U.S. Holder. Gains and losses are netted and combined according to special rules in arriving at the overall capital gain or loss for a particular tax year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders which are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders which are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward five years from the loss year to be offset against capital gains until such net capital loss is thereby exhausted.

      OTHER CONSIDERATIONS

In the following circumstance, the above sections of this discussion may not describe the United States Federal income tax consequences resulting from the holding and disposition of common shares of the Company.

      PASSIVE FOREIGN INVESTMENT COMPANY

As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1297 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets whichproduce, or are held for the production of, passive income. U.S. Holders owning common shares of a PFIC are subject to an additional tax on distributions and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned, in addition to treatment of gain realized on disposition of common shares of the PFIC as ordinary income, rather than capital gain, similarly subject to an additional tax and interest charge. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings either or a passive income, and net capital gain regardless of whether such income or gain was actually distributed. A U.S. holder is not required to make a QEF election simply because another U.S. Holder makes the election. Gain realized on disposition of common shares of a QEF is treated as capital gain if the shares are a capital asset of the disposing shareholder. In addition, under recently enacted tax legislation, a U.S. Holder may make a mark-to-market election for certain PFICs with marketable stock, thereby potentially avoiding the adverse tax consequences of PFIC characterization. The election may be make for tax years beginning after December 31, 1997. Under such an election, the shareholder would determine his, her or its income or loss with respect to the PFIC stock as of the close of each taxable year. For example, an electing shareholder would include in income each year an amount equal to the excess, if any, of the fair market value of the PFIC stock as of the close of the taxable year over the shareholder's adjusted basis in such stock. Any income included in income pursuant to the mark-to-market election would be treated as ordinary income. Alternatively, for tax years where the shareholder's adjusted basis in the PFIC stock exceeds its fair market value, an electing shareholder may, subject to certain limitations, be entitled to a deduction. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons.

The Company believes that it has not been a PFIC for its fiscal years ended December 31, 1997 and 1996, for the transition period ended December 31, 1995 or for its fiscal years ended prior to June 30, 1995. The Company's determination in this respect has been made after a review of the regulations regarding a PFIC and the application of those rules to its own past and present circumstances. The Company may have been a PFIC in earlier years. If in a subsequent year the Company concludes that it is a PFIC, it intends to make information available to enable a U.S. Holder to make a QEF election in that year. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements which will be imposed on QEFs. U.S. taxpayers who hold the Company's shares may wish to consult with a personal tax advisor concerning the possible application of the PFIC provisions to their personal circumstances.

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

ITEM 6 - SELECTED FINANCIAL INFORMATION

The financial information set forth in the tables below includes the accounts of the Company and its subsidiaries on a consolidated basis. This financial information was prepared in accordance with accounting principles generally accepted in Canada. The selected financial information should be read in conjunction with and is qualified by the Audited Consolidated Financial Statements and the Notes thereto which form part of this Report. Reference should be made to Note 10of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

     SELECTED QUARTERLY DATA FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996,
        FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND FOR THE YEAR ENDED JUNE 30, 1995. (Expressed in thousands of dollars, except for per common share amounts)


                                                First         Second          Third         Fourth
                                               Quarter        Quarter        Quarter        Quarter         Total
                                             -----------    -----------    -----------    -----------    -----------
                                             (unaudited)    (unaudited)    (unaudited)    (unaudited)     (audited)

Fiscal Year Ended December 31, 1997
   Revenue                                   $    11,359    $    11,092    $    10,297    $     9,487    $    42,235
   Gross profit                                    5,810          4,743          2,560          1,119         14,232
   Earnings (loss) from operations                 1,225           (697)        (1,557)         8,175         (9,204)
   Net earnings (loss)                             1,151           (584)          (909)         7,937         (8,279)
   Net earnings (loss) per Common                   0.04          (0.02)         (0.03)         (0.26)         (0.27)
   Share

Fiscal Year Ended December 31, 1996
   Revenue                                   $     9,954    $    11,353    $    12,293    $    13,139    $    46,739
   Gross profit                                    4,375          4,921          6,378          6,712         22,386
   Earnings from operations                           71            840          1,832          1,987          4,730
   Net earnings                                       74            571          1,330          2,084          4,059
   Net earnings per Common Share                    0.00           0.02           0.05           0.08           0.15

Six Months Ended December 31, 1995
   Revenue                                   $     8,115    $     9,040           --             --      $    17,155
   Gross profit                                    2,953          2,329           --             --            5,282

   Earnings (loss) from operations                  (461)        (1,387)          --             --           (1,848)
   Net earnings (loss)                              (660)        (1,201)          --             --           (1,861)
   Net earnings (loss) per Common                  (0.02)         (0.05)          --             --            (0.07)
   Share

Fiscal Year Ended June 30, 1995
   Revenue                                   $    10,845    $     8,991    $     9,969    $     9,227    $    39,032
   Gross profit                                    4,941          3,916          3,736          5,887         18,480
   Earnings (loss) from operations                 1,097            252            (94)         1,979          3,234
   Net earnings (loss)                             1,109             95            (45)         1,529          2,688
   Net earnings (loss) per Common Share             0.04           0.00          (0.00)          0.06           0.10


                              SELECTED YEARLY DATA


                                                   FISCAL PERIODS ENDED
                                         ------------------------------------------------------------------------------------
                                                                      SIX MONTHS
                                                                        ENDED
                                                 DECEMBER 31,         DECEMBER 31,                   JUNE 30,
                                         ---------------------------  ------------   ----------------------------------------
                                             1997           1996          1995           1995          1994          1993
                                         ------------   ------------  ------------   ------------  ------------  ------------
Production statistics:
    Production cash costs per ounce
    ($)                                           218            200           265            202           192           186
    Ounces of gold produced                   128,671        121,591        44,809        101,562       104,467        77,882
    Average gold price realized per
    ounce ($)                                     328            384           383            384           375           338
Operating summary ($000):
    Revenues                                   42,235         46,739        17,155         39,032        39,156        26,302
    Net earnings (loss)                        (8,279)         4,059        (1,861)         2,688         3,567           351
    Cash generated from (used in)              12,067         12,941          (205)        12,916         8,051         9,310
    operations
Financial Status ($000):
    Working capital                            36,430         38,724        15,138         22,376        20,316        20,234
    Total assets                              101,643        107,974        69,758         73,846        66,705        63,818
    Long-term liabilities                       4,707          2,729         2,625          2,641         1,270         8,990
    Shareholders' equity                       92,429        100,888        64,609         67,639        62,800        51,791
Per common share ($):
    Net earnings (loss)                         (0.27)          0.15         (0.07)          0.10          0.14          0.02
    Book value                                   2.97           3.25          2.45           2.56          2.43          2.26
    Dividends                                    0.05           --           0.044          0.044         0.044         0.046

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management Discussion and Analysis should be read in conjunction with and is qualified by the Audited Consolidated Financial Statements and Notes thereto which form a part of this Report. This financial information was prepared in accordance with accounting principles generally accepted in Canada. Reference should be made to Note 10 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996, THE SIX MONTHS ENDED DECEMBER 31, 1995 AND THE YEAR ENDED JUNE 30, 1995

OVERVIEW:

The Company' fundamental vision is to remain a low cost profitable producer. While the Company has achieved greater productionin 1997, at lower costs, the Company must remain cognisant of the gold price.

The downturn in the price of gold during 1997 has been a concern to the Company. Management's approach to this problem included a revision of the mine plan at the Rand Mine to reduce costs, a cost containment program at all facilities and a new hedging strategy for a limited amount of future gold production.

In addition, the Company underwent a management restructuring in December 1997. The new management team is mandated to review and optimize the Company's operations and administrationwith a view to maximizing the Company's resources. At the same time the Board has directed management to seek out growth opportunities which take advantage of lower acquisition costs available as a result ofthe lower gold price and weak junior share market conditions.

Gold Production:

During 1997, operations focused primarily on the Rand Mine and Picacho Mine. On a consolidated basis goldproduction for the year ended December 31, 1997 was 128,671 ounces an increase of 7,080 ounces or 6% over the ounces produced in the year ended December 31, 1996. The 1996 production of 121,591 was an increase of 35% over the annualized production rate reported for the six months ended December 31, 1995. The production for the year ended December 31, 1997 compares favourably to the projection made in last year's report anticipating production of 120,000 to 125,000 ounces of gold for fiscal 1997. The Company expects that gold production for the year ended December 31, 1998 will be in the range of 100,000 to

105,000 ounces. Presuming the successful completion of permitting on the Imperial Project by the third quarterof 1998 and improvements in the price of gold, construction could commence during the third quarter of 1998. If this occurs, the Company could expect gold production for the year ended December 31, 1999 to be approximately 150,000 ounces.

Total gold production for the six months ended December 31, 1995 was 44,809 or a 12% decrease on an annualized basis, from the 101,562 ounces of gold produced for the year ended June 30, 1995. This decrease in production was the result of an unexpected low recovery rate for gold on the unoxidized and mixed oxide-unoxidized ore from the Baltic Pit of the Rand Mine.

Rand Mine:

The Rand Mine produced 94,243 ounces of gold in the year ended December 31, 1997 which was 10% higher than the 85,762 ounces of gold in the year ended December 31, 1996. The annualized rate of production was 59,628 ounces of gold during the six months ended December 31, 1995. This significant improvement in production was the direct result of mining oxide ore from the Yellow Aster Pit of the Rand Mine and the first full year of operations with the new mining equipment purchased in 1996. The move to larger equipment was designed to maximise productivity over life-of-mine.

Due to lower gold prices and the associated decrease in proven and probable reserves as at December 31, 1997, of 476,000 ounces (inclusive of 135,791 ounces that were mined and stacked on the heap leach pads), the Company revised the mine plan which resulted in a reduction inthe number of mining shifts during the 1st quarter of 1998.

Picacho Mine:

The Picacho Mine produced 33,239 ounces of gold during the year ended December 31, 1997 which is only 4% lower than the 34,621 ounces of gold produced during the year ended December 31, 1996. The 1996 production increase of 20% over the annualized rate of 28,868 ounces of gold produced during the six months ended December 31, 1995 was the result of focused water management and the tonnage mined during the year being mainly ore.

Mining of the last known ore body at the Picacho Mine was completed in December 1997, on target with life-of-mine projections. Gold production will continue for two years followed by reclamation of the last remaining heap leach pad and processing facility. Reclamation is expected to be completed by the year 2002, with continued revegetation monitoring thereafter.

REVENUE

Revenue for the year ended December 31, 1997 was $42.2 million compared to $46.7 million for the year ended December 31, 1996, a decrease of10%. With the average revenue realized per ounce of gold being $328 for 1997 and $384 in the year ended December 31, 1996, revenue decreased $6.8 million due to the changes in the price of gold. The increase in production for the year ended December 31, 1997 increased revenue realized during 1997 by $2.3 million over the production rate during the year ended December 31, 1996.

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

Revenue for the six months ended December 31, 1995 was a 12% decrease on an annualized basis compared to the $39.0 million for the fiscal year ended June 30, 1995. Revenue decreased mainly because of the decrease in production at the Rand Mine.

COST OF PRODUCTION

The cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion costs are excluded.

Cost of production of $28.0 million for the year ended December 31, 1997 was 15% greater than the $24.4 million incurred for the year ended December 31, 1996. An increase of approximately $1.4 million resulted from an increase in production of 7,080 ounces of gold. A write-down of approximately $2.2 million ofthe carrying value of work-in-process inventories on the Company's books at the Picacho and Rand Mines was due to a reduction in the ounces of gold on the heap leach pads expected to be recoveredat lower gold prices.

The cash cost per ounce of gold production increased during the year ended December 31, 1997 to $218 per ounce of gold from $200 per ounce of gold for the year ended December 31, 1996. The increase was due primarily to inventory cost adjustments described above.

The Company's cost of production of $24.4 million for the year ended December 31, 1996 is 3% greater, on an annualized basis, than the $11.9 million incurred for the six months ended December 31, 1995. This increase during 1996 was due to an increase in production on an annualized basis of 5,753 ounces of gold at the Picacho Mine and of 26,134 ounces of gold at the Rand Mine.

For the six months ended December 31, 1995, the cost of production at $11.9 million was a 16% increase on an annualized basis over the $20.6 million incurred in the fiscal year ended June 30, 1995. This annualized increase is primarily the result of a $1.8 million write-down of the work in process inventory on the heap leach pad at the Baltic Facilities caused by the lower recovery rates experienced from that heap during the period.

EXPENSES

For the year ended December 31, 1997, depreciation and depletion charges were $11.0 million compared to the $10.6 million incurred for the year ended December 31, 1996. The increase is principally attributable to the increase in gold production during 1997. Depreciation and depletion charges on a per ounce basis at the Picacho and Rand Mines during the fiscal year ending December 31, 1998, are expected to remain comparable to the year ended December 31, 1997.

Depreciation and depletion charges for the year ended December 31, 1996 were $10.6 million compared to the $4.7 million incurred for the six months ended December 31, 1995, an increase of 12.8% on an annualized basis. Depletion was $0.6 million greater than the prior period on an annualized basis because the production was higher in the period. A $0.6 million increase in depreciation during this period resulted from the acquisition of assets during 1996 which had been leased, and the higher level of production, causing more pad depreciation to be incurred.

Depreciation and depletion charges for the six months ended December 31, 1995 increased 9% on an annualized basis compared to such charges for the year ended June 30, 1995. This increase was a direct result of the reduction of the work in process inventory on the heap leach pad of the Baltic Facilities. The reduction in the number of ounces recoverable from the heap increased the per ounce charges.

Royalty expense of $2.9 million increased less than $0.1 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase was caused by the increase in production at the Rand Mine.

For the year ended December 31, 1996, royalty expense increased 48% or $0.9 million as compared to the six months ended December 31, 1995 on an annualized basis. This was caused by the 35% increase in production and the higher royalty rates incurred on the ounces of gold produced at the Picacho and Rand Mines.

Royalty expense was down by 6%, on an annualized basis, for the six months ended December 31, 1995 compared to the year ended June 30, 1995, due to decreased production from the Baltic Pit.

The Company incurred $0.9 million for exploration expenses in the year ended December 31, 1997, of which approximately $0.6 is attributable to the Indonesian project and approximately $0.3 million relates toexploration and evaluation expenditures on the Mina prospect in Nevada. This figure compares favourably to the $1.0 million incurred in the year ended December 31, 1996. The projects were abandoned because they did not meet the Company's investment criteria. The 1998 exploration budget is estimated at $0.7 million for continued exploration at the Rand Mine.

Exploration expenses of $0.9 million for the year ended December 31, 1996 were the write-off of exploration costs on the Jojoba prospect in Mexico. The Company expended an additional $0.2 million dollars on the evaluation of several other properties during the year in an effort to acquire additional reserves for the Company.

Exploration expense for the six months ended December 31, 1995 was minimal. The decrease during the period as compared to the prior year reflects the decision to suspend "grass roots" exploration during the period. The Company incurred a major exploration expense in fiscal year 1995 for the due diligence on the primary mining property held by Golden Queen Mining Co. Ltd. as part of a proposed acquisition of Golden Queen by the Company. The acquisition was not completed because the merger proved to be uneconomic for the Company.

For the year ended December 31, 1997, general and administrative costs of $3.3 million were 2.0% greater than the $3.2 million incurred for the year ended December 31, 1996. The general and administrative expenses for the year ending December 31, 1998 are expected to decrease by an estimated 20% compared with those incurred in the 1997 fiscal year as the result of restructuring activities, which are expected to have little effect on the Company's operations.

In the first quarter of 1998, restructuring activities included the reduction of the total number of employees by 35% which includes layoffs at Picacho Mine due to the mine closure, a reduction in the number of mining shifts at Rand Mine due to the changes in the mine plan and the transfer of the management functions from the Vancouver office to the Reno office to reduce general and administrative costs.

General and administrative costs of $3.2 million for the year ended December 31, 1996 were 11.0% greater on an annualized basis than the $1.4 million incurred for the six months ended December 31, 1995. The major expense impacting the increase in costs during the year was approximately $224,000 related to the unsuccessful equity financing activities during June and July, 1996.

On an annualized basis there was no material change in general and administrative costs for the six months ended December 31, 1995 compared to the fiscal year ended June 30, 1995.

During the year ended December 31, 1997, the Company wrote down the carrying value of investments in two junior exploration companies by $3.1 million. In addition, the carrying value of the Cieneguita Joint Venture was reduced by approximately $1.5 million because of the lower price of gold. During the current year, a restructuring cost of $0.7 million was accrued for severance and closure costs of the Vancouver officeand severance and relocation costs at the Reno office.

OTHER INCOME AND EXPENSES

For the year ended December 31, 1997 interest and other income of $1.3 million resulted from interest income on the cash balances of the Company.

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

Interest and amortization of deferred financing costsfor the year ended December 31, 1997 decreased almost $0.2 million as compared to the year ended December 31, 1996 because the standby fees on the Company's credit facility were suspended for the year since there was no borrowing available under the facility. These items for the year ended December 31, 1996, the six months ended December 31, 1995, on an annualized basis, and for the year ended June 30, 1995 are comparable.

The net loss for the year ended December 31, 1997 was $8.3 million ($0.27 per share) compared to earnings for the year ended December 31, 1996 of $4.1 million ($0.15 per share) and the net loss for the six months ended December 31, 1995 of $1.9 million ($0.07 per share). Net income for the year ended June 30, 1995 was $2.7 million ($0.10 per share).

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $36.4 million at December 31, 1997 compared to $38.7 million at December 31, 1996, and $15.1 million at December 31,
1995. The long-term liabilities consisting of reserves for reclamation and deferred taxes totalled approximately $4.7 million at December 31, 1997 compared to $2.7 million at December 31, 1996, 1995 and June 30, 1995, respectively. Included in the working capital was cash of $26.9 million at December 31, 1997, $26.5 million at December 31, 1996, and $4.2 million at December 31, 1995.

During the current year cashflow from operations totalled $12.1 million compared to $12.9 million for the year ended December 31, 1996, while the six months ended December 31, 1995 resulted in cash used in operations of $205,000. A positive cashflow from operations of $12.9 million occurred in the fiscal year ended June 30, 1995. The decrease in cash flow during the year ended December 31, 1997 is the result of the decrease in the revenue realised per ounce of gold.

During the year ended December 31, 1996, the Company sold 4,500,000 common shares by public offering in Canada to produce net proceeds to the Company of approximately $31,500,000.

No dividends will be declared or paid in 1998 due to the1997 loss. A dividend of $0.05 per share was paid on March 28, 1997 to shareholders of record at March 14, 1997. No dividends were declared or paid during the year ended December 31, 1996. A dividend of $0.044 (Cdn. $0.06) per share was paid on September 29, 1995 to shareholders of record at September 13, 1995.

The Company and its current lending institution have not come to an agreement to renew the current line of credit. At the present time no credit is available to the Company. Management is continuing its dialogue with the lending institution and is also considering new sources of financing. The lending institution has continued to sustain the Company by leaving in place $1.3 million of letters of credit issued as security for future reclamation costs. The Company has an arrangement with a bonding company which has replaced letters of credit in the amount of $3.4 million with bonds issued as security for future reclamation costs.

Assuming an average gold price of $325 and estimated production of 100,000 ounces, the anticipated cashflow from operations for the year ending December 31, 1998 is estimated to be $9.6 million,thus with cash on-hand of $26.9 million and no debt outstanding other than current liabilities as at December 31, 1997, management believes that the Company has sufficient resources to proceed with growth and capital projects.

CAPITAL EXPENDITURES

During the year ended December 31, 1997, a total of $11.5 million was expended on capital projects and investments as compared to the $24.9 million expended in the year ended December 31, 1996. Major expenditures during the fiscal year 1997 were as follows:

                                                                 Millions $
                                                                 ----------
Drilling, exploration and claims acquistion at Rand Mine              $ 1.2
Purchase of used shovel at Rand Mine                                    1.9
Deposits on equipment purchases for the Imperial Project                6.3
Imperial Project planning, permitting, and development                  1.9
Other                                                                   0.2
                                                                      -----
                                                                      $11.5
                                                                      =====

The Company's capital expenditures for the fiscal year ended December 31, 1998 are estimated to be $7.0 million. The major expenditures will be $1.4 million for permitting at the Imperial Project and $5.6 million for construction of a leach pad extension at the Rand Mine.

The Company paid deposits totalling $7.2 million during 1996 and 1997(92% of the total cost of $7.8 million) for the acquisition of a shovel for the Imperial Project which is stored at the supplier's site. Major capital expenditures for the Imperial Project have been postponed until all permits are received and the price of gold improves. Management is now seeking a suitable buyer for the shovel but does not intend to sell the equipment at a loss.

HEDGING

During the third quarter of 1997, the Company implemented a limited policy to hedge future gold production and pursuant to this the Company acquired put options. As at December 31, 1997, the Company had purchased put options for 24,000 ounces of gold at $325 per ounce expiring through April 1998.

On February 20, 1998, the Company amended its policy to enable future hedging as needed, of up to 60% of planned production for up to five years.

BREAK EVEN PRICE PER OUNCE OF GOLD

A major external factor that has had and will continue to havea marked effect on liquidity, either positive or negative, is the price of gold bullion on international markets. The Company's break-even price per ounce of gold for the year ending December 31, 1998 is estimated to be $303 compared to the year ended December 31, 1997 actual of $328, $340 in the year ended December 31, 1996, and the break-even price of $405, on an annualized basis, for the six months ended December 31, 1995, and $350 for the fiscal year ended June 30, 1995. The break-even price of gold includes all costs, including depreciation and depletion, royalties, corporate administration and exploration but excludes inventoryand investment write downs and one time costs associated with the corporate restructuring. Depreciation and depletion is projected to be $78 per ounce of gold for the year ending December 31, 1998 compared to $86 per ounce of gold for the year ending December 31, 1997, $87 per ounce of gold for the year ending December 31, 1996, $102, on an annualized basis, for the six months ended December 31, 1995, and $85 for the fiscal year ended June 30, 1995. On a purely cash basis, the break-even price per ounce of gold is projected to be $220 for the fiscal year ending December 31, 1998, which compares very favourably to the actual of $242 per ounce of gold for the year ended December 31, 1997 and $255 per ounce of gold for the fiscal years ended December 31, 1996, and June 30, 1995. Any sustained changes in the price of gold over or under these levels will appreciably affect the Company's general liquidity position, and could substantially increase or decrease revenues, earnings and cashflow as the case may be.

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

Though the Company believes that its mining operations are in compliance with all present health, safety and environmental rules and regulations there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that the cost of compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future. However, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted. The Company made no material capital expenditures for environmental control facilities, other than for design of monitoring systems at the Picacho and Rand Mines, during the years ended December 31, 1997 and December 31, 1996, the six months ended December 31, 1995 and the fiscal year ended June 30, 1995 and estimates that it will make no material capital expenditures in this area during the fiscal year ending December 31, 1998, other than monitoring systems incorporated in leach pad construction and expansion programs. At the corporate level, an Environmental Compliance Committee and Policy Statement were established to assure measurable standards for internal environmental audits for review by the Board of Directors. The Committee has been active and is satisfied the Company is complying with regulatory parameters.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 which would affect the Company's unpatented mining claims on federal lands, including a royalty on gold production. Any levy of the type proposed in the past would only apply to unpatented federal lands and accordingly would have an insignificant effect on the economics of the Picacho Mine and Rand Mine's production from the Yellow Aster Pit. It cannot be predicted if these proposals will become law. However, should a royalty become law, it will affect the profitability of Rand's production from the Baltic and Lamont Pits and the profitability of the Imperial Project. A net profits royalty of 5% to the U.S. government, which may or may not be an adequate allowance, was included in the final feasibility study for the Imperial Project and is included in the estimated total cost of production per ounce of $292 for the project.

The Company's mineral development and mining activities and profitability involve significant risks due to numerous factors outside of its control, including the price of gold, risks inherent in mining, foreign exchange fluctuations and the above-described regulatory matters.

YEAR 2000

The Company has been actively reviewing all of the computer systems currently in use from the computer control module in its haul trucks, loaders, shovels, and drills to those used for financial and cost accounting as well as those used for mine planning. The review has not yet identified any systems which will be affected by the year 2000 risks. The Company feels that any problems identified, if any, as this review is completed in the coming year will not require significant resources to correct.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                                          Page
        Financial Statements

        Report of Independent Chartered Accountants                                         64

        Consolidated Balance Sheets at December 31, 1997 and
        December 31, 1996                                                                   65

        Consolidated Statements of Operations for the years ended
        December 31, 1997 and 1996, the six months ended December 31, 1995,
        and for the year ended June 30, 1995.                                               66

        Consolidated Statements of Retained Earnings for the years ended
        December 31, 1997 and 1996, the six months ended December 31, 1995, and
        for the year ended June 30, 1995.                                                   67

        Consolidated Statements of Changes in Financial Position
        for the years ended December 31, 1997 and 1996, the six months ended
        December 31, 1995, and for the year ended June 30, 1995.                            68

        Notes to Consolidated Financial Statements                                       69-90

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheet of Glamis Gold Ltd. as at December 31, 1997 and 1996 and the consolidated statements of operations, retained earnings and changes in financial position for each of the years ended December 31, 1997 and 1996, for the six month period ended December 31, 1995 and for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years ended December 31, 1997 and 1996, for the six month period ended December 31, 1995 and for the year ended June 30, 1995 in accordance with generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.




"KPMG"
Chartered Accountants


Vancouver, Canada

February 6, 1998

GLAMIS GOLD LTD.
Consolidated Balance Sheet
(Expressed in thousands of United States dollars)

December 31, 1997, with comparative figures for 1996


                                                                1997          1996
-----------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                                $ 26,913      $ 26,493
    Accounts receivable                                           340           206
    Taxes recoverable                                           1,043          --
    Inventories (note 3)                                       12,219        16,124
    Prepaid expenses                                              422           258
-----------------------------------------------------------------------------------
                                                               40,937        43,081

Plant and equipment and mine development costs (note 4)        58,074        59,898

Other assets (note 5)                                           2,632         4,995
-----------------------------------------------------------------------------------
                                                             $101,643      $107,974
===================================================================================
Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                 $  4,113      $  3,306
    Taxes payable                                                --             497
    Royalties payable                                             394           554
-----------------------------------------------------------------------------------
                                                                4,507         4,357

Reserve for reclamation costs (notes 5(d) and 12(b))            2,207         1,578

Deferred income taxes                                           2,500         1,151
-----------------------------------------------------------------------------------
                                                                9,214         7,086

Shareholders' equity:
    Share capital (note 6):
       Authorized:
          200,000,000 common shares without par value
             5,000,000 preferred shares, $10 par value,
                      issuable in Series
       Issued and fully paid:
         31,222,707 (1996 - 31,004,707) common shares          89,650        88,296
    Contributed surplus                                            63            63
    Retained earnings                                           2,716        12,529
-----------------------------------------------------------------------------------
                                                               92,429       100,888

-----------------------------------------------------------------------------------
Commitments and contingencies (notes 4 and 12)               $101,643      $107,974
===================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

    "CHESTER F. MILLAR"                         "C. KEVIN McARTHUR"
____________________________ Director      ____________________________ Director
     CHESTER F. MILLAR                           C. KEVIN McARTHUR

GLAMIS GOLD LTD.
Consolidated Balance Sheet
(Expressed in thousands of United States dollars)



                                                                                              Six months
                                                          Year ended December 31,                  ended         Year ended
                                                      -------------------------------       December 31,           June 30,
                                                              1997               1996               1995               1995
---------------------------------------------------------------------------------------------------------------------------
Revenue from gold production                          $     42,235       $     46,739       $     17,155       $     39,032
Cost of production                                          28,003             24,353             11,873             20,552
---------------------------------------------------------------------------------------------------------------------------
                                                            14,232             22,386              5,282             18,480

Expenses:
     Depreciation and depletion                             11,040             10,590              4,662              8,577
     Royalties                                               2,870              2,805                953              2,020
     Exploration                                               926              1,038                 67              1,795
     Selling, general and administrative                     3,295              3,223              1,448              2,854
     Write-down of investments and properties                4,583               --                 --                 --
     Restructuring costs                                       722               --                 --                 --
---------------------------------------------------------------------------------------------------------------------------
                                                            23,436             17,656              7,130             15,246
---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations                             (9,204)             4,730             (1,848)             3,234

Interest and other income (expense) (note 7)                 1,339                777               (337)               505
Interest and amortization of financing costs                   (49)              (215)               (95)              (216)
---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                         (7,914)             5,292             (2,280)             3,523

Provision for income taxes (note 8):
     Current (recovery)                                       (985)             1,544               (288)               921
     Deferred                                                1,350               (311)              (131)               (86)
---------------------------------------------------------------------------------------------------------------------------
                                                               365              1,233               (419)               835
---------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                   $     (8,279)      $      4,059       $     (1,861)      $      2,688
===========================================================================================================================

Basic earnings (loss) per share                       $      (0.27)      $       0.15       $      (0.07)      $       0.10
===========================================================================================================================


See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Retained Earnings
(Expressed in thousands of United States dollars)



                                                                                       Six months
                                                     Year ended December 31,                ended         Year ended
                                                -------------------------------      December 31,           June 30,
                                                        1997               1996              1995               1995
--------------------------------------------------------------------------------------------------------------------

Retained earnings, beginning of period          $     12,529       $      8,470      $     11,500       $      9,970
Net earnings (loss)                                   (8,279)             4,059            (1,861)             2,688
Dividends                                             (1,534)              --              (1,169)            (1,158)
--------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period                $      2,716       $     12,529      $      8,470       $     11,500
====================================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Changes in Financial Position
(Expressed in thousands of United States dollars)


                                                                                                Six months
                                                                                                     ended         Year ended
                                                             Year ended December 31,          December 31,           June 30,
                                                        -------------------------------       ------------       ------------
                                                                1997               1996               1996               1995
-----------------------------------------------------------------------------------------------------------------------------

 Cash provided by (used in):

 Operations:
    Not earnings (loss)                                 $     (8,279)      $      4,059       $     (1,861)      $      2,688
    Items not affecting working capital:
         Depreciation and depletion                           11,040             10,590              4,662              8,577
         Amortization of financing costs                          31                 71                 51                106
         Reserve for reclamation costs                           628                415                115                197
         Write-down of investments and
          properties                                           4,583               --                 --                 --
         Deferred income taxes                                 1,350               (311)              (131)               (86)
         Loss (gain) on sale of investments                     --                 (627)               607               --
    Net changes in non-cash working capital
      balances relating to operations                          2,714             (1,256)            (3,648)             1,434
-----------------------------------------------------------------------------------------------------------------------------
                                                              12,067             12,941               (205)            12,916

Financing;
    Financing costs                                             --                 --                 --                 (115)
    Issue of common shares                                     1,354             32,220               --                3,309
    Dividends                                                 (1,534)              --               (1,169)            (1,158)
-----------------------------------------------------------------------------------------------------------------------------
                                                                (180)            32,220             (1,169)             2,036

Investments:
    Investments, net of proceeds                                --               (2,802)               308               (915)
    Plant and equipment, net of disposals                     (8,403)           (17,614)            (4,060)            (5,341)
    Mineral property acquisition and mine
      development costs                                       (2,272)            (2,414)            (3,930)            (7,157)
    Other assets                                                (792)              --                 (915)              (220)
-----------------------------------------------------------------------------------------------------------------------------
                                                             (11,467)           (22,830)            (8,597)           (13,633)
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
 equivalents during the period                                   420             22,331             (9,971)             1,319

Cash and cash equivalents, beginning of period                26,493              4,162             14,133             12,814
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $     26,913       $     26,493       $      4,162       $     14,133
=============================================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS AND PRESENTATION:

      The Company and its wholly-owned subsidiaries are engaged in the exploration, development and extraction of precious metals in the State of California in the United States of America and in the State of Chihuahua in the Republic of Mexico.

      Effective with the December 31, 1995 fiscal period, the Company changed its fiscal period end from June 30 to December 31.


2.    SIGNIFICANT ACCOUNTING POLICIES:

      (a)   Generally accepted accounting principles:

            These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in Canada, which conform, in all material respects, with those generally accepted in the United States, except as explained in note 10.

      (b)   Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and Its subsidiaries. As at December 31, 1997 the Company's active subsidiaries are wholly-owned and are as follows:

                      Glamis Gold Inc.
                      Chemgol, Inc.
                      Glamis Rand Mining Company
                      Glamis Gold Exploration Inc.
                      Glamis Imperial Corporation
                      Minera Glamis, S.A, de C.V.

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 2
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (d)   Inventories (continued):

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

      (e)   Plant and equipment:

            Plant and equipment are stated at cost less accumulated depreciation. Pads are depreciated on a unit-of-production basis over estimated reserves expected to be processed from the pad. Certain mining equipment is depreciated based on hours used over their estimated useful lives. All other asset categories are depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for mining equipment and major asset categories range from three to seven years. Maintenance and repairs on major components of rolling stock are accrued on a per hour basis and charged to expense. Replacements and major improvements are capitalized.

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

            (ii) Mine development costs for current production are charged to earnings as incurred. Mining costs associated with waste rock removal are deferred and charged to cost of production on the basis of life-of-mine average stripping rates for the mine. Mine development costs incurred to expand operating capacity, develop new ore bodies or develop mine areas in advance of current production are deferred and then amortized an a unit-of-production basis. General and administrative costs are expensed as incurred.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 3
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (f)   Mine development costs (continued):

            (iii) Expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project Is abandoned, the accumulated project costs are charged to earnings in the period in which the determination is made, Exploration expenditures on properties Identified as not having development potential are charged to earnings as incurred.

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 4
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

            (iii) Non-monetary items at the historical exchange rates; and

            (iv) Exchange gains and losses arising from translation are included in the determination of net earnings for each period, except for exchange, gains or losses relating to non-current monetary assets or liabilities, which are deferred and amortized over the remaining life of the asset or liability.

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 5
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



3.    INVENTORIES:

                                                                 December 3l,     December 31,
                                                                         1997             1996
----------------------------------------------------------------------------------------------
Finished goods                                                   $      3,403     $      4,645
Work-in-progress                                                        8,256           10,811
Supplies and spare parts                                                  560              668
----------------------------------------------------------------------------------------------
                                                                 $     12,219     $     16,124
==============================================================================================


4.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS:

                                                                 December 3l,     December 31,
                                                                         1997             1996
----------------------------------------------------------------------------------------------
Plant and equipment and mine
  development costs, net of
  accumulated depreciation and
  depletion of $63,113 (1996 -
  $55,464):
     Plant and equipment                                         $     33,152     $     31,631
     Mineral property acquisition costs                                 9,521           10,625
     Mine development costs                                            15,401           17,642
----------------------------------------------------------------------------------------------
                                                                 $     58,074     $     59,898
==============================================================================================


                                                                 December 3l,     December 31,
                                                                         1997             1996
----------------------------------------------------------------------------------------------
Allocated to the projects as follows:
     Rand Mine (note 4(a))                                       $     36,860     $     41,139
     Picacho Mine (note 4(b))                                           1,821            5,356
     Cieneguita project (note 4(c))                                       487            2,047
     Exploration and development properties (note 4(d))                18,639           11,054
     Administrative offices                                               267              302
----------------------------------------------------------------------------------------------
                                                                 $     58,074     $     59,898
==============================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 6
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



4.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (a)   Rand Mine:

                                                     December 31,     December 31,
                                                             1997             1996
----------------------------------------------------------------------------------
Plant and equipment                                  $     48,411     $     49,047
Mineral property acquisition costs                         13,887           13,675
Mine development costs                                     16,090           15,255
----------------------------------------------------------------------------------
                                                           78,388           77,977
Less accumulated depletion and depreciation                41,528           36,838
----------------------------------------------------------------------------------
                                                     $     36,860     $     41,139
==================================================================================

            The Rand Mine is comprised of three ore bodies: the Yellow Aster pit, the Baltic pit and the Lamont pit; and three leach pad and related processing facilities: the Yellow Aster facilities, the Baltic facilities and the Rand facilities (note 12(c)).

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 7
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------


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

                  Fiscal year                         Minimum property payments
                  --------------------------------------------------------------
                  1998                                                    $ 140
                  1999                                                      284
                  2000                                                      134
                  2001                                                      134
                  2002                                                      134
                  ==============================================================


      (b)   Picacho Mine:

                                                     December 31,     December 31,
                                                             1997             1996
----------------------------------------------------------------------------------
Plant and equipment                                  $      8,079     $      8,106
Mineral property acquisition costs                          5,799            5,799
Mine development costs                                      9,275            9,275
----------------------------------------------------------------------------------
                                                           23,153           23,180
Less accumulated depletion and depreciation                21,332           17,824
----------------------------------------------------------------------------------
                                                     $      1,821     $      5,356
==================================================================================

            (i)   Lease:

                  The Picacho Mine is located on leased property and operates under a conditional use permit. The lease, which expires in 1999, contains a 20 year renewal option.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 8
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



4.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (b)   Picacho Mine (continued);

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

      (c)   Cieneguita Project

                                                            December 31,      December 31,
                                                                    1997              1996
------------------------------------------------------------------------------------------
Property and equipment                                      $        538      $        541
Mineral property acquisition and development costs                 1,660             1,797
------------------------------------------------------------------------------------------
                                                                   2,198             2,338
------------------------------------------------------------------------------------------
Less accumulated depletion and depreciation                         (253)             (291)
Less write-off of mineral property acquisition and
 development costs                                                (1,458)             --
------------------------------------------------------------------------------------------
                                                            $        487      $      2,047
==========================================================================================

            In August 1992, the Company signed a letter agreement with Aquiline Resources Inc. ("Aquiline") (note 5(a)), a company with a common director until 1996, to earn a 60% interest in the Cieneguita Project (the "Project"), a mineral concession located in the State of Chihuahua, Mexico. During the year ended June 30, 1995, the Company met the terms of the agreement, as amended, and earned a 60% interest in the Project.

            In May 1995, the Company and Aquiline entered into a joint venture agreement to bring the Project into production. Under the terms of this joint venture agreement the Company continues to be the operator of the Project; has contributed certain equipment to the joint venture at an agreed value; and funded Aquiline's 40% share of the costs required to bring the Project into production. The Company will receive 100% of the net income from metals produced from the Project until such time as the Company has recovered Aquiline's 40% share of the total contributions, plus interest at bank prime plus 2%, at which time further profits will be shared in proportion to the venturer's participating interest at that time, which currently is 40% to Aquiline and 60% to the Company. At December 31, 1997, Aquiline's 40% share of the total contributions funded by the Company was $348,000 (December 31, 1996 - $311,000) (note 5).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 9
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



4.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (c)   Cieneguita Project (continued):

            Summarized financial information of the Company's 60% share of the Cieneguita Joint Venture is as follows:

                                                          December 31,    December 31,
                                                                  1997            1996
--------------------------------------------------------------------------------------

Current assets, consisting primarily of accounts
   receivable and finished goods inventories              $        124    $        244
Plant and equipment and mine development costs                     378             340
Accounts and royalties payable                                      (4)             (6)
--------------------------------------------------------------------------------------
Venturers' equity                                         $        498    $        578
======================================================================================


                                                          December 31,    December 31,
                                                                  1997            1996
--------------------------------------------------------------------------------------
Revenues from gold production                             $        392    $        485
Expenses                                                          (471)           (434)
--------------------------------------------------------------------------------------
Net earnings (loss)                                       $        (79)   $         51
======================================================================================



                                                          December 31,    December 31,
                                                                  1997            1996
--------------------------------------------------------------------------------------
Cash provided by (used in):
    Operations                                            $         (1)   $        207
    Financing                                                        7             (17)
    Investments                                                   (108)            (70)
--------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  (102)            120

Cash and cash equivalents, beginning of year                       131              11
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $         29    $        131
======================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 10
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



4.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (d)   Exploration and development properties:


                                                December 31,     December 31,
                                                        1997             1996
-----------------------------------------------------------------------------
Imperial Project (note 4(d)(i)):
    Plant and equipment - deposit               $      7,132     $        777
    Mineral property acquisition costs                 3,330            3,330
    Mine development costs                             8,177            6,270
-----------------------------------------------------------------------------
                                                      18,639           10,377
Gunung Pani Project (note 4(d)(ii))                     --                486
Mina Project (note 4(d)(iii))                           --                191
-----------------------------------------------------------------------------
                                                $     18,639     $     11,054
=============================================================================

            (i)   imperial Project

                  The Imperial Project consists of certain unpatented mining claims located in eastern Imperial County in the State of California. Consideration given to acquire the Company's 100% interest in the Imperial Project included a net smelter return royalty of 1-1/2% on gold production from the property. During 1996, the Company entered into an agreement for the purchase of equipment totaling approximately $7,800,000 of which $7,001,000 (1996 - $725,000) has been paid as a deposit. Title does not transfer to the Company until the equipment is erected on the property. Permits to operate the project are being sought from the appropriate regulatory authorities and are expected to be received in 1998.

            (ii)  Gunung Pani Project:

                  During 1996, the Company entered into an option agreement with Paramount Ventures and Finance Inc. ("Paramount") (note 5(b)) to earn a 40% interest in the Gunung Pani Gold Project located on Sulawesi Island in Indonesia, In order to earn its 40% interest, the Company was required to fund the exploration and development expenditures and prepare a feasibility study on the property. Paramount was responsible for paying all other costs of maintaining the property In good standing. In 1997, the Company elected not to proceed with this agreement and wrote off the related exploration expenditures totaling $586,000.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 11
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



4.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (d)   Exploration and development properties (continued):

            (iii) Mina Project:

                  In June 1996, the Company entered into an agreement with Mina Gold Mine Inc. ("Mina") giving the Company the exclusive right to explore mining claims and other properties in the Bell Mining District, Mineral County, Nevada through December 31, 1998. The Company had the option to purchase the property for $1,000,000 and was required to pay Mina minimum royalty payments and satisfy minimum work commitments during the option period. In 1997, the Company elected not to proceed with this agreement and wrote off the related exploration expenditures totaling $309,000.


5.    OTHER ASSETS:

                                                                  December 31,    December 31,
                                                                          1997            1996
----------------------------------------------------------------------------------------------
Investment in other companies, at cost
   less provision for impairment in
   value (quoted market value
   $1,492,000; 1996 - $7,303,000):
     Pacific Amber Resources Ltd. (note 5(a))                     $        411    $      1,325
     Paramount Ventures and Finance Inc. (note 5(b))                     1,081           3,306
----------------------------------------------------------------------------------------------
                                                                         1,492           4,631

Receivable from Aquiline Resources Inc. (note 4(c))                        348             311
Drilling equipment (note 5(c))                                             252            --
Environmental bonds - restricted deposits (note 5(d))                      511            --
Loan origination costs and deferred interest (note 5(e))                    16              47
Other                                                                       13               6
----------------------------------------------------------------------------------------------
                                                                  $      2,632    $      4,995
==============================================================================================

      (a)   Investment in Pacific Amber Resources Ltd.:

            During 1996 and 1995 the Company acquired 1,320,000 common shares of Pacific Amber Resources Ltd. ("Pacific Amber"), a company with a common director to 1997, at a cost of Cdn $1.38 per share. During 1996, the Company sold 14,100 shares for cash proceeds (note 7) to hold 1,305,900 shares.

            During 1997, the Company wrote down the carrying value of its investment in Pacific Amber to its market value at December 31, 1997, of $411,000.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 12
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



5.    OTHER ASSETS (CONTINUED):

      (b)   Paramount Ventures and Finance Inc.:

            During 1996, the Company acquired 2,000,000 common shares of Paramount, (Note 4(d)(ii)) at a cost of Cdn $2.25 per share.

            During 1997, the Company wrote down the carrying value of its investment in Paramount to its market value at December 31, 1997, of $1,081,000.

      (c)   Drilling equipment:

            During 1997, the Company acquired a drill for use in Indonesia (see note 4(d)(ii)). At December 31, 1997, the drill is in storage in Vancouver, BC for utilization on a suitable exploration property.

      (d)   Environmental Bonds - Restricted deposits:

            During 1997, the Company entered into an agreement with a bonding company to issue reclamation bonds to regulatory authorities as security for future reclamation costs. Under the terms of the agreement with the bonding company the Company must provide collateral of 15% of the outstanding bond amount as either a cash deposit or a letter of credit and pay an annual fee of 0.875% of the face amount of the bond. As at December 31, 1997, the bonding company had issued reclamation bonds in the amount of $3,411,000 of which the Company provided a letter of credit from the bank of $511,000. The letter of credit was funded by the Company with a cash deposit which earns interest at a fixed rate of return of 5%.

      (e)   Loan origination costs and deferred interest:

            These costs are being charged to earnings over the term of the banking agreement (note 12(b)).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 13
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



6.    SHARE CAPITAL:

      (a)   Issued and fully paid:

                                                              Number of shares              Amount
--------------------------------------------------------------------------------------------------
Balance as at June 30, 1994                                         25,895,707              52,767
    Issued during the year:
        For cash consideration under the terms of
          directors' and employees' stock option                       491,000               3,309
--------------------------------------------------------------------------------------------------
Balance as at June 30, 1995 and December 31, 1995                   26,386,707              56,076
    Issued during the year:
        For cash consideration under the terms of
          directors' and employees' stock option                       118,000                 785
        For cash consideration pursuant to an underwriting
          agreement dated November 18, 1996                          4,500,000              31,435
--------------------------------------------------------------------------------------------------
Balance as at December 31, 1996                                     31,004,707              88,296
    Issued during the year:
        For cash consideration under the terms of
          directors' and employees' stock option                       218,000               1,354
--------------------------------------------------------------------------------------------------
Balance as at December 31, 1997                                     31,222,707          $   89,650
==================================================================================================

      (b)   Stock options:

            At December 31, 1997, a total of 1,370,000 common shares for directors and officers and 500,000 common shares for employees were reserved for issuance under options granted. These options expire at varying dates to December 21, 2002 and are exercisable at prices ranging from Cdn. $4.60 to Cdn. $12.625 per share.

            Stock options granted during the year ended December 31, 1997 under the terms of directors' and employees' stock options were at prices ranging from Cdn. $4.60 to Cdn, $10.10 per share (1996 - Cdn, $9.25 to Cdn. $9.30 per share).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 14
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



6.    SHARE CAPITAL (CONTINUED):

      (b)   Stock options (continued):

      A continuity of directors' and employees' stock options is as follows:

                                                                             Six months
                                                  Year ended December 31,         ended     Year ended
                                                  -----------------------   December 31,      June 30,
                                                     1997          1996             1995          1995
------------------------------------------------------------------------------------------------------
                                                               (in thousands of common shams)
Balance outstanding, beginning of period              950           768              679           467
Cancelled during the period                          (135)         --                (89)         --
Granted during the period                           1,273           300              178           703
Exercised at an average price of Cdn. $8.75
 (December 31, 1996 - Cdn. $9.21;
 December 31, 1995 - Cdn. Nil; June 30,
 1995 - Cdn. $9.31)                                  (218)         (118)              --          (491)
------------------------------------------------------------------------------------------------------
Balance outstanding, end of period                  1,870           950              768           679
======================================================================================================

7.   INTEREST AND OTHER INCOME (EXPENSE):

                                                                          Six months
                                             Year ended December 31,           ended         Year ended
                                            ------------------------     December 31,          June 30,
                                               1997             1996             1995             1995
------------------------------------------------------------------------------------------------------
Interest income                             $ 1,385          $   189          $   271          $   654
Foreign exchange loss                           (46)             (39)              (1)            (149)
Gain (loss) on sale of investments             --                627             (607)            --
------------------------------------------------------------------------------------------------------
                                            $ 1,339          $   777          $  (337)         $   505
======================================================================================================

During 1996, the Company sold its investment of 1,590,908 common shares of Aquiline for cash proceeds and recorded a gain of $558,000. In addition, the Company sold 14,100 common shares of Pacific Amber for cash proceeds and recorded a gain of $69,000.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 15
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



7.   INTEREST AND OTHER INCOME (EXPENSE) (CONTINUED):

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

8.   INCOME TAXES:

     The provision for income taxes differs from the Canadian federal and British Columbia provincial statutory rate as follows:


                                            Year ended December 31,                Six months ended            Year ended
                                --------------------------------------------          December 31               June 30,
                                        1997                    1996                      1995                    1995
                                Amount        Rate%      Amount       Rate %      Amount       Rate %      Amount       Rate %
------------------------------------------------------------------------------------------------------------------------------
Income tax expense
 (benefit) computed at
 statutory rates               $(3,609)       (45.6)    $ 2,414         45.6     $(1,040)       (45.6)    $ 1,603         45.5
Permanent differences              (94)        (1.2)       (105)        (2.0)         84          3.7         (36)        (1.0)
Foreign taxes different
 from statutory rate             2,742         34.6      (1,163)       (21.9)        345         15.1        (599)       (17.0)
Utilization of deductions
 not reflected In the
 accounts                         (396)        (5.0)       (486)        (9.2)        (47)        (2.1)       (311)        (8.9)
other                            1,722         21.8         573         10.8         239         10.5         178          5.1
------------------------------------------------------------------------------------------------------------------------------
                               $   365          4.6     $ 1,233         23.3     $  (419)       (18.4)    $   835         23.7
==============================================================================================================================

   (a)   Potential future tax benefits:

   At December 31, 1997, the Company has Canadian tax pools of approximately Cdn, $1,700,000 and Mexican operating losses of New Pesos $16 million (approximately $2,000,000) available which may be carried forward and used to reduce certain taxable income in future years, The potential income tax benefits related to these items have not been reflected in the accounts.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 16
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



8.   INCOME TAXES (CONTINUED):

     (b) Deferred income taxes:

     Deferred income taxes arising from reporting expenses for tax purposes at amounts differing from those charged to earnings are as follows:


                                                                    Six months
                                       Year ended December 31,           ended     Year ended
                                      ------------------------     December 31,       June 30,
                                         1997          1996                1995          1995
---------------------------------------------------------------------------------------------
Depreciation, depletion and
 amortization                         $   873       $  (827)            $  (525)      $  (683)
Exploration and development cost         (290)          582                 501           640
Revenue not recognized for tax
 purposes, net                            188           238                   3          (311)
Other                                     579          (304)               (110)          268
---------------------------------------------------------------------------------------------
                                      $ 1,350       $  (311)            $  (131)      $   (86)
=============================================================================================

9.   FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT:

     During 1996, the Company retroactively adopted now presentation and disclosure standards with respect to financial instruments. The adoption of the new standards has not changed earnings previously reported.

     (a)   Hedging:

     In order to protect against the impact of declining gold prices, the Company had previously entered into forward sales and option contracts to effectively provide a minimum price for a portion of inventories and future production. Contracted prices on spot deferred sales and options are recognized in revenues as designated production is delivered to meet commitments.

     As at December 31, 1997, the Company had no outstanding call options (December 31, 1996 - 16,200 ounces of gold at $415 per ounce expiring through December 1997), had put options outstanding for 24,000 ounces of gold at $325 per ounce expiring through April 1998 (December 31, 1996 - no put options outstanding) and had no outstanding spot deferred forward sales contracts as at December 31, 1997 and 1996.

     At December 31, 1997, the unrealized gain in respect of open put option contracts is approximately $900,000, which reflects the excess of the option strike price compared to the quoted gold price.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 17
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------


9.   FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (CONTINUED):

     (b)  Carrying value and fair value of financial instruments:

          Except as disclosed elsewhere in these financial statements, the carrying amounts for the Company's financial instruments approximate fair values.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES;

     Accounting practices under Canadian and United States generally accepted accounting principles are substantially the same, except for the following:

     (a) Change in ending date of financial year:

         Effective December 31, 1995, the Company changed its fiscal year from June 30 to December 31. United States accounting principles recommend disclosure of condensed earnings information for the comparable period in the notes to the financial statements. This information may be unaudited.

         Accordingly, unaudited condensed consolidated earnings information of the Company for the six month period ended December 31, 1994 is as follows:

         Revenue                                                $19,836
         --------------------------------------------------------------
         Gross profit                                           $ 8,857
         --------------------------------------------------------------
         Income taxes                                           $   221
         --------------------------------------------------------------
         Net earnings                                           $ 1,204
         --------------------------------------------------------------
         Earnings per share                                     $  0.05
         --------------------------------------------------------------

     (b) Accounting for income taxes:

         United States accounting principles require the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect an deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 18
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (b) Accounting for income taxes (continued):

         Under United States accounting principles, at December 31, 1997, deferred income taxes payable would be $2,500,000 (1996 - nil). The amount reported for a loss for the December 3l, 1997 fiscal year would be increased by $1,151, the amount reported for earnings for the December 31, 1996 fiscal year would be decreased by $311,000, the amount reported for loss for the December 31, 1995 fiscal period would be increased by $131,000 and the amount reported for earnings for the 1995 fiscal year would be reduced by $86,000.

         The tax effect of the Company's temporary differences that give rise to the deferred income tax balance as at December 31, 1997 are deferred tax assets of $1,889,000 (December 31, 1996 - $6,550,000) for
         Alternative Minimum Tax credit carry forwards, inventory and the reserve for reclamation costs, for which a valuation allowance of nil (December 31, 1996 - nil) has been applied, and deferred tax liabilities of $4,389,000 (December 31, 1996 - $6,550,000) primarily for plant and equipment and mine development costs and revenue not recognized for tax purposes.

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

         Under United States accounting principles, other assets and unrealized holding gains in shareholders' equity at December 31, 1996 would each be increased by $2,672,000. During 1997, these investments were written down to their market value at December 31, 1997, and accordingly, there would be no differences in these balances at December 31, 1997.

     (d) Accounting for long-lived assets:

         Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, was issued by the Financial Accounting Standards Board in March 1995 and was effective for the 1996 fiscal year. Adopting Statement 121 did not result in any material differences in the consolidated financial information presented under United States accounting principles.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 19
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (e) Stock based compensation:

         Statement of Financial Accounting Standards No., 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board in 1995 and was effective for the Company's 1996 fiscal year. The statement requires that stock-based compensation be accounted for based on a fair value methodology, although it allows the effects to be disclosed in the notes to the financial statements rather than in the statement of operations, which the Company has elected to do. The fair value of stock options granted to directors, officers and employees during 1997 was estimated to be $1,441,000 (1996-$158,000) and accordingly, would have increased reported loss (1996 - reduced reported earnings) by that amount.

     (f) Computation of earnings per share;

         Statement of Accounting Standards No. 128, Earnings per Share, was issued by the Financial Accounting Standards Board in March 1997 and is retroactively effective for the Company's 1997 fiscal year. The calculation of earnings per share under Statement 128 is similar to the calculation of earnings per share under Canadian accounting principles. Adopting Statement 128 did not result in any material differences in the presentation of previously reported basic and diluted earnings per share in this note.

     (g) Statement of changes in financial position:

         Under United States accounting principles, the changes in non-cash working capital are disclosed in detail in the statement of changes in financial position and the cash amount of interest and taxes paid is required to be disclosed.

         The net changes in non-cash working capital are as follows:

                                                                         Six months
                                           Year ended December 31,            ended    Year ended
                                           ----------------------      December 31,      June 30,
                                              1997          1996               1995          1995
         ----------------------------------------------------------------------------------------
         Accounts receivable               $  (134)      $    87            $  (124)      $   160
         Taxes recoverable/payable          (1,540)          901               (302)        1,218
         Inventories                         3,905        (3,632)            (2,127)         (968)
         Prepaid expenses                     (164)           52                (53)           93
         Accounts payable and accrued
           liabilities                         807         1,044             (1,013)        1,079
         Royalties payable                    (160)          292                (29)         (148)
         ----------------------------------------------------------------------------------------
                                           $ 2,714       $(1,256)           $(3,648)      $ 1,434
         ========================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 20
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (g) Statement of changes in financial position (continued):

         During the year ended December 31, 1997, the Company paid $49,000 of interest (year ended December 31, 1996 - $215,000; six month period ended December 31, 1995 - $95,000; year ended June 30, 1995 - $216,000)
         and paid $155,000 of taxes (year ended December 31, 1996 - $775,000; six month period ended December 31, 1995 - nil; year ended June 30, 1995 - recovered $398,000).

         A reconciliation of the net earnings (loss) for the period as shown in these consolidated financial statements to the net earnings (loss) for the period in accordance with United States accounting principles, excluding the effects of Statement 123, is as follows:

                                                                                    Six months
                                                        Year ended December 31,          ended         Year ended
                                                      -------------------------    December 31,          June 30,
                                                          1997            1996             1995             1995
         -------------------------------------------------------------------------------------------------------
         Net earning (loss) for the period in
           these consolidated financial
           statements                                 $(8,279)         $ 4,059          $(1,861)         $ 2,688
         Adjustment for Income taxes                   (1,151)            (311)            (131)             (86)
         -------------------------------------------------------------------------------------------------------
         Net earnings (loss) for the period
           using United States accounting
           principles                                 $(9,430)         $ 3,748          $(1,992)         $ 2,602
         =======================================================================================================
         Basis earnings (loss) per share              $ (0.25)         $  0.14          $ (0.08)         $  0.10
         =======================================================================================================
         Diluted earnings (loss) per share            $ (0.25)         $  0.14          $ (0.08)         $  0.10
         =======================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 21
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------


11.  RELATED PARTY TRANSACTIONS:

     In addition to the related party transactions disclosed in notes 4(c), 5(a) and 7, during the year ended December 31, 1997 the Company incurred professional fees totaling $101,098 (year ended December 31, 1996 - $216,000; six month period ended December 31, 1995 - $169,000; year ended June 30, 1995 - $201,000) with a company with common directors and with a firm in which an officer of the Company is a partner, of which $6,896 is included in accounts payable and accrued liabilities as at December 31, 1997 (December 31, 1996 - nil).

     During 1995, the Company entered into an option agreement with Aquiline to earn an undivided 75% interest in the La Jojoba property located in the State of Sonora, Mexico. In 1996, the Company elected not to proceed with this agreement and wrote off the related exploration and development expenditures totaling $848,000.

12.  COMMITMENTS AND CONTINGENCIES:

     (a) Operating leases:

         The Company has entered into operating leases for office premises and equipment. Minimum annual lease payments required are approximately as follows:

            Fiscal year                                 Minimum lease payments
            ------------------------------------------------------------------
              1998                                                      $ 228
              1999                                                        201
              2000                                                         99
              2001                                                         99
              2002                                                         74
            =================================================================

     (b) Banking agreement:

         At December 31, 1996, the Company had a banking facility of $20,000,000 which was subject to review annually, and was secured by all precious metals in any form, all tangible and intangible personal property, all and any inventory, and all indebtedness to the Company. The interest rate was based on the London Interbank Offered Rate for selected borrowing periods or the United States Federal Funds Rate for one day or greater periods, at the Company's option, plus a fixed margin of 1.0%. Repayment terms of the facility were based upon a quarterly repayment schedule, subject to a final repayment date of December 1, 1998.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 22
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1997 and 1996
Six months ended December 31, 1995
Year ended June 30, 1995

--------------------------------------------------------------------------------



12.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     (b) Banking agreement (continued):

         As at December 31, 1997, there is no borrowing capacity available to the Company as the lending institution and the Company have not come to an agreement to renew the line of credit. However, the lender has provided letters of credit for $1,336,000 (December 31, 1996 - $4,755,000) to provide security for future reclamation costs.

     (c) Legal proceedings:

         During the process of obtaining the required permits to operate the Rand facilities (note 4(a)) from the appropriate regulatory authorities in California, the Company disclosed its anticipated water requirements to be drawn from the regional water supply. Subsequent to receiving its permits, two lawsuits were filed against the Company alleging that the Company is pumping water from the regional water supply in excess of that to which it is entitled. Both plaintiffs had requested a temporary restraining order, a preliminary injunction and a permanent injunction to limit the Company's current and planned use of water pumped from the regional water supply and one plaintiff is claiming damages. During 1998, the request for a preliminary injunction was denied by the Court, however, no prediction on the outcome of the remaining proceedings can be made at this time. The Company is currently attempting to negotiate a settlement with both plaintiffs.

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's Auditors on any matter of accounting principle or practices or financial statement disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Directors is set forth in the section entitled "Election of Directors" on pages 4 through 10 of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 8, 1998 or such later date prior to June 30, 1998 as determined by the Directors, and is incorporated herein by reference. Information concerning the Company's Executive Officers is set forth in Part I,
Item 1 herein under the section entitled "Executive Officers of the Company."

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated herein by reference is the section entitled "Executive Compensation" on pages 10 through 15 of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 8, 1998 or such later date prior to June 30, 1998 as determined by the Directors.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the section entitled "Stock Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 8, 1998 or such later date prior to June 30, 1998 as determined by the Directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference are the sections entitled "Certain Relationships and Related Transactions" on page 17 and of the Proxy Statement for use in connection with the Company's Annual General Meeting of Shareholders to be held on May 8, 1998 or such later date prior to June 30, 1998 as determined by the Directors.

                                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Financial Statement Schedules :

      1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                                    PAGE

      Report of Independent Chartered Accountants                                     64

      Consolidated Balance Sheets at December 31, 1997 and December 31,               65
      1997

      Consolidated Statements of Operations for the years ended December              66
      31, 1997 and 1996, the six months ended December 31, 1995, and for the year ended June 30, 1995.

      Consolidated Statements of Retained Earnings for the years ended                67
      December 31, 1997 and 1996, the six months ended December 31, 1995, and for the year ended June 30, 1995.

      Consolidated Statements of Changes in Financial Position for the                68
      years ended December 31, 1997 and 1996, the six months ended
      December 31, 1995, and for the year ended June 30, 1995 .

      Notes to Consolidated Financial Statements                                   69-90

      2. The following consolidated financial statement schedules of the Company are included in Part IV, Item 14:

      No Schedules are appended because of the absence of the condition under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K

            December 15, 1997 with respect to the announcement of the Company's re-organization, new appointments of Executive Officers and Directors.

(c)   Exhibits: The following documents are Exhibits to this Report.



          21.       List of Subsidiaries

          23.1      Consent of the Auditors (KPMG Chartered Accountants)

          23.2      Consent of Mine Reserves Associates, Inc.

          27        Financial Data Schedule

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

          10.17 Employment Agreement between the Company and Lorne B. Anderson dated May 3, 1988 as amended (incorporated herein by reference to the Form 20-F for the year ended June 30,
                    1988).

          10.18 Stock Option Agreements made between the Company and the following directors and officers:Chester F. Millar, James R. Billingsley, Frederick N. Maycock (incorporated herein by reference to the Form 20-F for the year ended June 30,
                    1988).

          10.19 Agreement to provide sodium cyanide between Glamis Gold, Inc. and Van Waters & Rogers, Inc. dated July 29, 1987 (incorporated herein by reference to the Form 20-F for the year ended June 30, 1988).

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

          10.42 Letter Agreement dated August 14, 1996 with Paramount Ventures & Finance Inc. (incorporated herein by reference to the Form 10-Q for the quarter ended September 30,1996).

          10.43 Underwriting Agreement dated November 18, 1996 among the Company, Midland Walwyn Capital Inc. and RBC Dominion Securities Inc. (incorporated by reference to the Form 10K for years ended December 31, 1996).


* Represents a management contract, compensation plan or arrangement required to be filed as an exhibit to this report.

          21.       List of Subsidiaries

          23.1      Consent of Auditors (KPMG Chartered Accountants)

          23.2      Consent of Mine Reserves Associates, Inc.

          27.       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLAMIS GOLD LTD.

By:     "C. Kevin McArthur"                               March 23, 1998
   ---------------------------------
C. Kevin McArthur, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     "C. Kevin McArthur"                               March 23, 1998
   ---------------------------------
   C. Kevin McArthur, President,
   Chief Executive Officer and Director


By:     "Chester F. Millar"                               March 23, 1998
   ---------------------------------
   Chester F. Millar, Director and
   Chairman of the Board


By:     "James R. Billingsley"                            March 23, 1998
   ---------------------------------
   James R. Billingsley, Director


By:     "Daniel J. Forbush"                               March 23, 1998
   ---------------------------------
   Daniel J. Forbush, Treasurer
   and Chief Financial Officer
   (Principal Financial & Accounting Officer)

By:     "Hans von Michaelis"                              March 23, 1998
   ---------------------------------
   Hans von Michaelis, Director


By:     "Ian S. Davidson"                                 March 23, 1998
   ---------------------------------
   Ian S. Davidson, Director


By:     "Francis O'Kelly"                                 March 23, 1998
   ---------------------------------
   Francis O'Kelly, Director


By:     "Jean Depatie"                                    March 23, 1998
   ---------------------------------
   Jean Depatie, Director

                                LIST OF EXHIBITS
                           INCLUDED IN THIS FORM 10-K


Exhibit No.          Description                                       Page No.

21                   List of Subsidiaries                                    99

23.1                 Consent of Auditors (KPMG Chartered Accountants)       100

23.2                 Consent of Mine Reserves Associates, Inc.              101

27.                  Financial Data Schedule                                102