Form 10-K/A
period 1997-12-31
GLAMIS GOLD LTD
filed 1998-03-26
CIK 782819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

INDEPENDENT AUDITOR'S REPORT

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years ended December 31, 1997 and 1996, for the six month period ended December 31, 1995 and for the year ended June 30, 1995, in accordance with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operation for each of the years ended December 31, 1997 and 1996, for the six month period ended December 31, 1995 and for the year ended June 30, 1995 and shareholders' equity as at December 31, 1997 and 1996 to the extent summarized in note 10 to the consolidated financial statements.



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



         *21.       List of Subsidiaries

         *23.1      Consent of the Auditors (KPMG Chartered Accountants)

         *23.2      Consent of Mine Reserves Associates, Inc.

         *27        Financial Data Schedule

       -----------------
       *Previously filed


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



          *21.       List of Subsidiaries

          *23.1      Consent of Auditors (KPMG Chartered Accountants)

          *23.2      Consent of Mine Reserves Associates, Inc.

          *27.       Financial Data Schedule

          ------------------
          * Previously filed

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

By:     "Hans von Michaelis"                              March 23, 1998
   ---------------------------------
   Hans von Michaelis, Director


By:     "Ian S. Davidson"                                 March 23, 1998
   ---------------------------------
   Ian S. Davidson, Director


By:     "Francis O'Kelly"                                 March 23, 1998
   ---------------------------------
   Francis O'Kelly, Director


By:     "Jean Depatie"                                    March 23, 1998
   ---------------------------------
   Jean Depatie, Director

                                LIST OF EXHIBITS
                           INCLUDED IN THIS FORM 10-K


Exhibit No.          Description                                       Page No.


*21                   List of Subsidiaries                                    99

*23.1                 Consent of Auditors (KPMG Chartered Accountants)       100

*23.2                 Consent of Mine Reserves Associates, Inc.              101

*27.                  Financial Data Schedule                                102

-----------------
*Previously filed