Form 10-Q
period 1998-03-31
GLAMIS GOLD LTD
filed 1998-05-08
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                    Commission file number 0-31986 (82-689)

                                GLAMIS GOLD LTD.
             (Exact name of Registrant as specified in its charter)

   British Columbia, Canada                                    None
(Jurisdiction of incorporation                          (Identification No.)
      or organization)                                     (IRS Employer

                 5190 Neil Road, Suite 310, Reno, Nevada, 89502
                    (Address of Principal Executive Offices)

                                  702-827-4600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 180 days.   Yes  [X]   No [ ].

The number of shares outstanding of the Registrant's common stock, as of May 9, 1998, was 31,245,707.

                                GLAMIS GOLD LTD.

                                      INDEX

                                                                                          Page
Part I - Financial Information

        Item 1. Financial Statements....................................................     1

                    Consolidated Balance Sheets as at March 31, 1998
                    and December 31, 1997...............................................     1

                    Consolidated Statements of Earnings for the three months ended
                    March 31, 1998 and 1997.............................................     2

                    Consolidated Statements of Retained Earnings for the three months
                    ended March 31, 1998 and 1997.......................................     2

                    Consolidated Statements of Changes in Financial Position for the
                    three months ended March 31, 1998 and 1997..........................     3

                    Notes to Interim Consolidated Financial Statements..................     4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................     6

Part II - Other Information

        Item 1. Legal Proceedings........................................................    9

        Item 2. Changes in Securities...................................................    10

        Item 3. Defaults Upon Senior Securities.........................................    10

        Item 4. Submission of Matters to a Vote of Security Holders.....................    10

        Item 5. Other Information.......................................................    10

        Item 6. Exhibits and Reports on Form 8-K........................................    10

        Signatures......................................................................    11

        Exhibit Index ..................................................................    12

[Part I - Item 1]
       CONSOLIDATED BALANCE SHEETS
            (Expressed in thousands of U.S. dollars)

                                                                                    March 31,   December 31,
                                                                                      1998          1997
                                                                                    ---------   ------------
                   ASSETS
 Cash                                                                               $ 29,146      $ 26,913
 Other current assets (note 3)                                                        12,195        14,024
                                                                                    --------      --------
 Current assets                                                                       41,341        40,937
 Plant and equipment and mine development costs                                       57,685        58,074
                                                                                    --------      --------
 Other assets                                                                          2,601         2,632
                                                                                    --------      --------
                                                                                    $101,627      $101,643
                                                                                    ========      ========
LIABILITIES
    Current liabilities                                                             $  4,043      $  4,507
     Long term liabilities                                                             4,747         4,707
Shareholders' equity
     Share capital (note 4):
        Authorized:
          200,000,000 common shares without par value
              5,000,000 preferred shares, $10 par valuable, issuable in Series
       Issued and fully paid:
             31,245,707 common shares (1997 - 31,222,707)                             89,724        89,650
     Contributed surplus                                                                  63            63
     Retained earnings                                                                 3,050         2,716
                                                                                    --------      --------
                                                                                      92,837        92,429
                                                                                    --------      --------
                                                                                    $101,627      $101,643
                                                                                    ========      ========

       Prepared by Management without audit
       Approved by the Directors:

       /s/ C.F. Millar                     /s/ C. Kevin McArthur
       ------------------------------      -------------------------------
       Director                            Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)

                                         Three Months Ended March 31,
                                            1998            1997
                                          --------       --------
Revenue from gold production              $  8,955       $ 11,359
Cost of production                           5,186          5,549
                                          --------       --------
                                             3,769          5,810
                                          --------       --------
Expenses
   Depreciation & depletion                  2,302          2,923
   Royalties                                   640            819
   Selling, general & administrative           678            810
   Exploration                                   5             33
                                          --------       --------
                                             3,625          4,585
                                          --------       --------
Earnings from operations                       144          1,225
Interest expense                                10             25
Other (income) expense                        (351)          (356)
                                          --------       --------
Earnings before income taxes                   485          1,556
Provision for income taxes                     151            405
                                          --------       --------
Net earnings                              $    334       $  1,151
                                          ========       ========
Earnings per share                        $   0.01       $   0.04
                                          ========       ========


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)

                                          Three Months Ended March 31,
                                               1998         1997
                                            --------      --------
Retained earnings, beginning of period      $  2,716      $ 12,529
   Net earnings                                  334         1,151
   Dividends                                      --        (1,534)
                                            --------      --------
Retained earnings, end of period            $  3,050      $ 12,146
                                            ========      ========

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S. dollars)

                                                        Three Months Ended March 31,
                                                             1998          1997
                                                           --------       --------
OPERATING ACTIVITIES
   Net earnings                                            $    334       $  1,151
   Adjustment for items not affecting working capital         2,372          3,058
   Net changes in non-cash working capital                    1,364            (10)
                                                           --------       --------
Net cash provided by operations                               4,070          4,199
Net investment activities                                    (1,912)        (5,819)
                                                           --------       --------
FINANCING ACTIVITIES
  Stock issues                                                   74            524
  Dividends paid                                                 --         (1,534)
                                                           --------       --------
Net financing activities                                         74         (1,010)
                                                           --------       --------
Increase (decrease) in cash                                   2,232         (2,630)
Cash, beginning of period                                    26,913         26,493
                                                           --------       --------
Cash, end of period                                        $ 29,145       $ 23,863
                                                           ========       ========

                                GLAMIS GOLD LTD.

                      Notes to Interim Consolidated Financial Statements
                   (tables expressed in thousands of United States Dollars)
                        Three Months Ended March 31, 1998

1.      GENERAL

In the opinion of management, the accompanying unaudited interim consolidated balance sheet and interim consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of March 31, 1998 and the results of its operations and changes in its financial position for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 5 hereof.

2.      FOREIGN CURRENCY TRANSLATION

The Canadian operations of the Company are considered "self-sustaining" and its accounts are translated into U.S. dollars using the current rate method under which assets and liabilities are translated at the rate of exchange at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Material exchange gains and losses are deferred and included as a separate component of shareholder's equity.

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

3.      OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                                    March 31,          December 31,
                                                      1998                  1997
                                                   ---------           ------------
Finished goods                                      $ 1,947              $ 3,403
Work-in-progress                                      7,797                8,256
Supplies and spare parts                                500                  560
                                                    -------              -------
                                                    $10,244              $12,219
                                                    =======              =======

4.      SHARE CAPITAL

                                           Three Months Ended              Three Months Ended
                                             March 31, 1998                  March 31, 1997
                                        --------------------------      --------------------------
                                        # of Shares       Amount       # of Shares        Amount
                                                          (000)                            (000)
                                        ----------      ----------      ----------      ----------
Issued and fully paid:
Balance beginning of period             31,222,707      $   89,650      31,004,707      $   88,296
Issued during the period:
      For cash consideration under
              the terms of
              directors' and                13,000              74          88,000             524
              employees' stock
              options
                                        ----------      ----------      ----------      ----------
Balance end of period                   31,245,707      $   89,724      31,092,707      $   88,820
                                        ==========      ==========      ==========      ==========


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities. However, these differences have no material effect on the amounts presented in the financial statements as at March 31, 1998 or for the three months ended March 31, 1998 or 1997.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Gold production for the three-month period ended March 31, 1998 was 27,337 ounces, which produced revenues of $9.0 million. This compares with production of 32,954 ounces of gold and revenues of $11.4 million for the three-month period ended March 31, 1997. The gold production for the three-month period ended March 31, 1998 represents a decrease of 17% over the same three-month period ended March 31, 1997. The average realized price for gold for the three-month period ended March 31, 1998 was $328 per ounce compared to $345 per ounce for the same period of the prior year. The decrease in the price realized per ounce reduced revenue in the quarter by approximately $0.6 million compared to last year, while the 5,617 ounce decrease in production decreased revenue by approximately $1.8 million. The Rand Mine produced 2,304 fewer ounces of gold during the quarter ended March 31, 1998, while the Picacho Mine experienced a decrease of 3,679 ounces of gold during the period.

The decrease in production at the Rand Mine was the result of mining lower grade material during the quarter.

With the cessation of mining at the Picacho Mine, production decreased since a relatively small amount of new ore was placed on the heap during the quarter.

The Company's cost of production of $5.2 million for the three-month period ended March 31, 1998 compared to $5.5 million in the quarter ended March 31, 1997. Since production was lower in the current quarter, the result was an increase in the Company's average cash cost per ounce of production of approximately $22 ($190 in the first quarter of the current year vs. $168 in the first quarter of the prior year) with a decrease in the per ounce cash cost of production being experienced at Picacho and an increase at Rand as noted below.

For the quarter ended March 31, 1998 compared to the same period in 1997, depreciation and depletion charges and royalties decreased because of the lower production levels. With the closure of the Vancouver office and the consolidation of functions at our Reno office during the current period, administrative expense decreased 16% in the three months ended March 31, 1998 compared to three-month period ended March 31, 1997.

Net earnings for the quarter ended March 31, 1997 was $0.3 million ($0.01 per share), compared with $1.2 million ($0.04 per share) for the same period last year.

OPERATIONS REVIEW

PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

Production of 5,689 ounces of gold for the three months ended March 31, 1998 was 40% less than the 9,368 ounces of gold produced in the same quarter of fiscal 1997. Average cash cost per ounce of gold produced at the Picacho Mine for the three-month period ended March 31, 1998 was $113 per ounce, compared to $131 for the three months ended March 31, 1997 and total costs were $215 per ounce in the current period compared to $245 per ounce for the same period in 1996. The reduction in cost on a per ounce basis is a reflection of reduced staffing levels and the cessation of mining operations as a result of depleting all of the reserves at the mine during the prior year. During the three months ended March 31, 1998, 73,100 tons of ore grading 0.035 ounces of gold per ton were mined compared with 300,200 tons of ore grading 0.041 ounces of gold per ton mined during the same period in 1997. 14,200 tons of waste was mined during the period ended March 31, 1998, which produced a stripping ratio of 0.2 tons of waste to one ton of ore. The stripping ratio in the prior year was 0.7 tons of waste to one ton of ore.

The Picacho Mine is expected to produce in excess of 13,000 ounces of gold for the year ended December 31, 1998 from ore already stacked on the heap.

RAND MINE, KERN COUNTY, CALIFORNIA

Production from the Rand Mine was 21,209 ounces of gold for the three month period ended March 31, 1998 compared with 23,513 ounces for the same period in 1997. The decrease in production at the Rand Mine was the result of mining lower grade material during the quarter.

Average cash cost per ounce of gold produced at the Rand Mine was $209 per ounce of gold for the three months ended March 31, 1998 compared with $181 per ounce of gold production for the same period in 1997. Total cost per ounce of gold production was $289 for the current quarter compared with $256 for the same period a year ago. The lower costs in the prior year reflect the capitalization of waste tons moved in excess of the life of mine strip ratio. Also the decrease in production from the lower ore grades added to the increase in costs.

During the three months ended March 31, 1998, 1,891,200 tons of ore grading
0.017 ounces of gold per ton compared with 1,391,300 tons of ore grading 0.024 ounces of gold per ton during the same period of the last year were placed on the heap leach pad. 2,725,600 tons of waste was mined during the period ended March 31, 1998, which produced a stripping ratio of 1.4 tons of waste to one ton of ore. The stripping ratio in the prior year was 2.4 tons of waste to one ton of ore.

It is expected that the Rand Mine will achieve its production target of approximately 88,000 ounces of gold for the year ended December 31, 1998.

IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The permitting process continues at the Imperial Project. The comment period for the Draft Environmental Impact Statement ("EIS") ended on April 13, 1998, after 4 1/2 months. The next step of answering comments in the Final EIS is expected to require between 150 to 180 days. It is anticipated that the Bureau of Land Management will issue a Record of Decision in December 1998. Following a 30 day appeal period after the Record of Decision is issued, construction may begin on or after February 1, 1999. Based upon a timely conclusion of the permitting process and assuming gold prices are acceptable, first production from this project is expected in the second quarter of 1999. In prior periods, the Company had paid deposits totaling $7.2 million (92% of the total cost of $7.8 million) on a P&H 4100A electric shovel, stored at the supplier's site. Major capital expenditures for the Imperial Project have been postponed until all permits are received and the price of gold improves. Management continues to seek a suitable buyer for the shovel but does not intend to sell the equipment at a loss.


CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During the three months ended March 31, 1998, the Company was credited with 439 ounces of gold production compared with 73 ounces of gold during the three months ended March 31, 1997. During the quarter, the Company reloaded the heap leach pads at the site with approximately 45,645 tonnes of new ore. It is expected that the Company will be credited with approximately 1,500 ounces of production from this project during the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $37.3 million at March 31, 1998 compared to $36.4 million at December 31, 1997. The long-term liabilities consisting of reserves for reclamation and deferred taxes totaled $4.7 million at March 31, 1998 and December 31, 1997. Included in the working capital at March 31, 1998 was cash of $29.1 million, compared to $26.9 million in cash at December 31, 1997.

The Company's major capital expenditures during the three months ended March 31, 1998 were $1.5 million in construction costs on the Rand leach pad expansion and $0.3 million spent on permitting activities at the Imperial Project.

During the remainder of 1998, the continuing permitting of the Imperial Project will require approximately $1.8 million, completing construction of the Rand leach pad expansion will require approximately $3.5 million and exploration in the area of the Rand Mine will require approximately $0.7 million.

Estimated cashflow from operations and cash on hand of $29.1 million should be sufficient to fund the capital expenditures for the year ended December 31, 1998.

HEDGING

The Company's current policy adopted during the quarter ended March 31, 1998 allows management to hedge as needed up to 60% of planned production. As at March 31, 1998, the Company had a put option contract outstanding for 6,000 ounces of gold at $325 per ounce which was exercised during April 1998. The Company also entered into spot deferred sales contracts at various times during the quarter for a total of 33,000 ounces of gold averaging $297 with various value dates through August 1998.





                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS:

The Company is defending an action, initiated on September 22, 1995 against Rand and Glamis Gold, Inc. by Rand Communities Water District in the Kern County, California Superior Court, for declaratory and injunctive relief. The Company is currently holding settlement discussions with the District. There have been no other material changes in the matter from that disclosed in Item 3 of the Company's Form 10-K dated March 23, 1998.

David Robert Johnson served Rand and Glamis Gold, Inc. on February 26, 1996 with notice of an action commenced by him in the Kern County, California Superior Court against Rand and Glamis Gold, Inc. for injunctive relief and damages. An interim judgment against Mr. Johnson was entered March 5, 1998 which will become final with the resolution of the Rand Communities Water District suit. For further details on this matter reference should be made to the disclosure in
Item 3 of the Company's Form 10-K dated March 23, 1998.

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



                                            GLAMIS GOLD LTD.
                                            ------------------------------------
                                            (Registrant)

May 1, 1998


                                            /s/ DANIEL J. FORBUSH
                                            ------------------------------------
                                            Daniel J. Forbush
                                            Chief Financial Officer, Treasurer &
                                            Secretary (Principal Accounting and
                                            Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                  Description                         Page No.
-----------                  -----------                         --------
27                           Financial Data Schedule                 11