Form 10-Q
period 1998-06-30
GLAMIS GOLD LTD
filed 1998-08-18
CIK 782819

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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


5190 Neil Road, Suite 310, Reno, Nevada, 89502
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  702-827-4600
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 180 days. Yes [X] No [ ].

The number of shares outstanding of the Registrant's common stock, as of August 7, 1998, was 31,270,707.

                                GLAMIS GOLD LTD.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I - Financial Information
         Item 1.    Financial Statements.....................................................................     1

                        Consolidated Balance Sheets as at June 30, 1998 and
                        December 31, 1997....................................................................     1

                        Consolidated Statements of Earnings for the three months and the six months ended
                        June 30, 1998 and 1997...............................................................     2

                        Consolidated Statements of Retained Earnings for the three months and the six months
                        ended June 30, 1998 and 1997.........................................................     2

                        Consolidated Statements of Changes in Financial Position for the
                        three months and the six months ended June 30, 1998 and 1997.........................     3

                        Notes to Interim Consolidated Financial Statements...................................     4

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...............................................................................     7

Part II - Other Information

         Item 1.    Legal Proceedings........................................................................    11

         Item 2.    Changes in Securities....................................................................    11

         Item 3.    Defaults Upon Senior Securities..........................................................    11

         Item 4.    Submission of Matters to a Vote of Security Holders......................................    12

         Item 5.    Other Information........................................................................    12

         Item 6.    Exhibits and Reports on Form 8-K.........................................................    12

         Signatures..........................................................................................    12

         Exhibit Index ......................................................................................    13

[Part I - Item 1]


CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30,          December 31,
ASSETS                                                                              1998                1997
---------------------------------------------------------------------------------------------------------------
Cash                                                                             $  28,660           $  26,913
Other current assets (note 3)                                                       11,160              14,024
--------------------------------------------------------------------------------------------------------------
Current assets                                                                      39,820              40,937
Plant and equipment and mine development costs                                      59,113              58,074
Other assets                                                                         2,190               2,632
--------------------------------------------------------------------------------------------------------------
                                                                                 $ 101,123           $ 101,643
==============================================================================================================
LIABILITIES
Current liabilities                                                              $   3,673           $   4,507
Long term liabilities                                                                4,805               4,707
SHAREHOLDERS' EQUITY
   Share capital (note 4):
   Authorized:
      200,000,000 common shares without par value
          5,000,000 preferred shares, $10 par value, issuable in Series
   Issued and fully paid:
        31,245,707 common shares (1997 - 31,222,707)                                89,724              89,650
Contributed surplus                                                                     63                  63
Cumulative translation adjustment                                                      (61)                 --
Retained earnings                                                                    2,919               2,716
--------------------------------------------------------------------------------------------------------------
                                                                                    92,645              92,429
--------------------------------------------------------------------------------------------------------------
                                                                                 $ 101,123           $ 101,643
==============================================================================================================

Prepared by Management without audit
Approved by the Directors:


/s/ C.F. MILLAR                              /s/ C. KEVIN McARTHUR
-----------------------------                -----------------------------
Director                                     Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)

---------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------
Revenue from gold production                  $  8,189           $ 11,092           $ 17,144           $ 22,451
Cost of production                               5,434              6,349             10,620             11,898
---------------------------------------------------------------------------------------------------------------
                                                 2,755              4,743              6,524             10,553
---------------------------------------------------------------------------------------------------------------
Expenses
   Depreciation & depletion                      2,228              2,916              4,530              5,839
   Royalties                                       454                762              1,094              1,581
   Selling, general & administrative               668                894              1,346              1,704
   Exploration                                       2                868                  7                901
---------------------------------------------------------------------------------------------------------------
                                                 3,352              5,440              6,977             10,025
---------------------------------------------------------------------------------------------------------------
Earnings from operations                          (597)              (697)              (453)               528
Interest expense                                    87                 25                 97                 50
Other (income) expense                            (542)              (146)              (893)              (502)
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                      (142)              (576)               343                980
Provision for income taxes                         (11)                 8                140                413
---------------------------------------------------------------------------------------------------------------
Net earnings                                  $   (131)          $   (584)          $    203           $    567
===============================================================================================================
Earnings per share                            $   0.00           $  (0.02)          $   0.01           $   0.02
===============================================================================================================


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)

----------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  1998               1997               1998              1997
----------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period          $  3,050           $ 12,146           $  2,716          $ 12,529
   Net earnings                                     (131)              (584)               203               567
   Dividends                                          --                 --                 --            (1,534)
----------------------------------------------------------------------------------------------------------------
Retained earnings, end of period                $  2,919           $ 11,562           $  2,919          $ 11,562
================================================================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Expressed in thousands of  U.S. dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                                 1998               1997               1998               1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings (loss)                                         $   (131)          $   (584)          $    203           $    567
   Adjustment for items not affecting working capital             2,348              3,001              4,720              6,059
   Net changes in non-cash working capital                          666              1,970              2,030              1,960
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                   2,883              4,387              6,953              8,586
NET INVESTMENT ACTIVITIES                                        (3,307)            (1,043)            (5,219)            (6,862)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Stock issues                                                       --                (16)                74                508
  Cumulative translation adjustment                                 (61)                --                (61)                --
  Dividends paid                                                     --                 --                 --             (1,534)
--------------------------------------------------------------------------------------------------------------------------------
Net financing activities                                            (61)               (16)                13             (1,026)
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                        (485)             3,328              1,747                698
Cash, beginning of period                                        29,145             23,863             26,913             26,493
--------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                            $ 28,660           $ 27,191           $ 28,660           $ 27,191
================================================================================================================================

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States Dollars)
                                  June 30, 1998


1.       GENERAL

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of June 30, 1998 and December 31, 1997 and the results of its operations and changes in its financial position for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.       FOREIGN CURRENCY TRANSLATION

The Canadian and Mexican operations of the Company are considered "self-sustaining" and its accounts are translated into U.S. dollars using the current rate method under which assets and liabilities are translated at the rate of exchange at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Exchange gains and losses are deferred and included as a separate component of shareholders equity.

3.       OTHER CURRENT ASSETS
Included in other current assets are the following inventories:

                                            June 30,          December 31,
                                             1998               1997
                                           ---------          ---------
         Finished goods                    $   1,551          $   3,403
         Work-in-progress                      6,925              8,256
         Supplies and spare parts                497                560
                                           ---------          ---------
                                           $   8,973          $  14,427
                                           =========          =========

4.       SHARE CAPITAL

                                                         Six Months Ended                         Six Months Ended
                                                          June 30, 1998                             June 30, 1997
                                                  ------------------------------          ------------------------------
                                                  # of Shares           Amount            # of Shares           Amount
                                                                         (000)                                   (000)
                                                  ----------          ----------          ----------          ----------
Issued and fully paid:
Balance beginning of period                       31,222,707          $   89,650          31,004,707          $   88,296
Issued during the period:
        For cash consideration under
                 the terms of directors'
                 and employees' stock
                 options                              13,000                  74              88,000                 508


                                                  ----------          ----------          ----------          ----------
Balance end of period                             31,245,707          $   89,724          31,092,707          $   88,804
                                                  ==========          ==========          ==========          ==========

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities. However, these differences have no material effect on the amounts presented in the financial statements as at March 31, 1998 or for the six months ended June 30, 1998 or 1997.

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

Gold production of 27,596 ounces for the three-month period ended June 30, 1998 represents a decrease of 15% over the 32,451 ounces of gold produced during the same three-month period in the prior fiscal year. Revenues derived from gold production decreased from $11.092 million for the three-month period ended June 30, 1997 to $8.189 million for the current period. The average price for gold realized in the three-month period ended June 30, 1998 was $297 per ounce compared to $342 per ounce for the same three-month period of the prior fiscal year. This decrease in the price realized per ounce of gold reduced revenue in the current three month period by approximately $1.2 million compared to the same three-month period in the last fiscal year, while the 4,855 ounce decrease in production during the current three-month period lowered revenue by approximately $1.7 million. The Rand Mine produced 1,472 fewer ounces of gold during the three-month period ended June 30, 1998, as compared to the same three-month period in the prior fiscal year, while the Picacho Mine produced 3,773 fewer ounces of gold during the current period as compared to the same three-month period in the prior fiscal year.

Gold production of 54,933 ounces for the six-month period ended June 30, 1998 represents a decrease of 16% over the 65,405 ounces of gold produced during the same six-month period in the prior fiscal year. The decrease in production during the current six-month period was primarily due to decreased production of 7,452 ounces of gold at the Picacho Mine with an additional decrease of 3,776 ounces of gold produced at the Rand Mine.

Revenue for the six-month period ended June 30, 1998 decreased $5.3 million (24%) from that reported for the six-month period ended June 30, 1997. The decrease in production of 10,472 ounces of gold during the current six-month period decreased revenues by approximately $3.6 million while the decrease in revenue realized per ounce of gold from $343 per ounce in the six-month period ended June 30, 1997 to $312 per ounce in the current six-month period decreased revenue by $1.7 million.

The decrease in production at the Rand Mine was the result of fewer ore tons at lower grades being placed on the heap. With the cessation of mining at the Picacho Mine, production decreased since a relatively small amount of new ore was placed on the heap during the six month period.

The Company's cost of production of $5.4 million for the three-month period ended June 30, 1998 compared with $6.3 million experienced in the three-month period ended June 30, 1997 as a result of reduced manpower levels and fewer ounces produced which resulted in a lower ore inventory relief cost being charged to expenses. Even with production for the current three-month period being significantly lower than that for the same three-month period in the prior fiscal year, the average cash cost per ounce of production at $197 per ounce of gold was virtually equal to the $196 experienced in the three-month period ended June 30, 1997.

Cost of production for the six-month period ended June 30, 1998 was $10.6 million compared to $11.9 million for the six-month period ended June 30, 1997. With production decreasing by 10,472 ounces during the current six-month period as compared to the same six-month period in the prior fiscal year, the average cash cost of production increased $11 per ounce to $193 in the six-month period ended June 30, 1998 compared to $182 for the six-month period ended June 30, 1997.

The net loss for the three-month period ended June 30, 1998 was $0.1 million ($0.00 per share) compared with a net loss of $0.6 million ($0.02 per share) for the same period during the prior fiscal year. For the six-month period ended June 30, 1998 and 1997, earnings were $0.2 million or $0.01 per share and $0.6 million or $0.02 per share, respectively.

For the three-month and the six-month periods ended June 30, 1998 compared to the same periods in 1997, depreciation and depletion charges and royalties decreased because of the lower production levels experienced in 1998. With the closure of the Vancouver office and the consolidation of functions at our Reno office during the current six month period and the continuing efforts at cost reduction, administrative expense decreased 25% in the three months ended June 30, 1998 compared to three-month period ended June 30, 1997. The administrative expenses decreased 21% in the six months ended June 30, 1998 compared to six month period ended June 30, 1997. The Company significantly reduced its exploration activity during the three-month and six-month periods ended June 30, 1998 compared to the same periods in 1997. The Company is currently examining acquisition opportunities rather than carrying on direct exploration for precious metal deposits.

DISCUSSION OF INDIVIDUAL OPERATIONS

         PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

The Picacho Mine is in its final phase of production prior to being shutdown. For the three-month period ended June 30, 1998, gold production of 4,753 ounces was 44% fewer than the 8,526 ounces of gold produced in the same three-month period of the prior fiscal year.

The average cash cost per ounce of gold produced at the Picacho Mine for the three-month period ended June 30, 1998 was $128 per ounce, compared to $143 for the three-month period ended June 30, 1997. The reduction in the cash cost per ounce is a reflection of decreased employment and activity levels at the mine as the pad inventories are leach out. Total costs were $211 per ounce in the current period as compared to $258 per ounce for the same period in the prior fiscal year.

During the three-month period ended June 30, 1998, no ore was placed on the heap leach compared with the 325,600 tons of ore grading 0.053 ounces of gold per ton which were placed on the heap leach pad during the same three-month period of the prior fiscal year. 123,700 tons of waste was mined during the three-month period ended June 30, 1997, which produced a stripping ratio of 0.4 tons of waste to one ton of ore, no mining occurred during the current fiscal period.

Production of 10,442 ounces of gold for the six-month period ended June 30, 1998 was 7,452 ounces less than the 17,894 ounces produced in the six-month period ended June 30, 1997.

The average per ounce cash cost of gold production at Picacho Mine for the six-month period ended June 30, 1998 was $120 per ounce, compared to $137 per ounce for the six-month period ended June 30, 1997. Total costs of production for the six-month period ended June 30, 1998 were $213 per ounce of gold produced which were significantly lower than those experienced during the same six-month period in the prior fiscal year.

During the six-month period ended June 30, 1998, 73,100 tons of ore grading
0.035 ounces of gold per ton were mined compared with 625,800 tons of ore grading 0.041 ounces of gold per ton mined during the same period in 1997. 14,200 tons of waste was mined during the six months ended June 30, 1998, which produced a stripping ratio of 0.2 tons of waste to one ton of ore. The stripping ratio in the same period of the prior year was 0.54 tons of waste to one ton of ore.

The Picacho Mine is expected to produce in excess of 18,000 ounces of gold for the year ended December 31, 1998.

         RAND MINE, KERN COUNTY, CALIFORNIA

For the three-month period ended June 30, 1998, gold production was 22,192 ounces, which is 6% lower than the 23,664 ounces of gold produced in the same three-month period in the prior fiscal year.

The average cash cost per ounce of gold produced at the Rand Mine for the three-month period ended June 30, 1998, was essentially unchanged at $213 compared to the three-month period ended June 30, 1997 and the total cost per ounce of gold produced was $295 in the current three-month period compared with $291 for the same three-month period in the prior fiscal year.

During the three-month period ended June 30, 1998, 1,976,700 tons of ore grading
0.019 ounces of gold per ton were placed on the heap leach pad compared with 1,619,500 tons of ore grading 0.017 ounces of gold per ton which were placed on the heap leach pad during the same three-month period in the prior fiscal year. 2,482,800 tons of waste was mined during the three-month period ended June 30, 1998, which produced a stripping ratio of 1.3 tons of waste to one ton of ore as compared to the stripping ratio for the same three-month period in the prior fiscal year of 2.5 tons of waste to one ton of ore. This resulted in 1,208,750 fewer tons of ore and waste being mined during the current three-month as a result of operating the mine using 3 crews this year compared to 4 crews in the prior year.

Production of 43,401 ounces of gold for the six-month period ended June 30, 1998 was 3,776 ounces lower than the 47,177 ounces produced in the six-month period ended June 30, 1997. This decrease in production results from fewer ounces in the pad inventory at the beginning of the current year as compared to the beginning of the prior year.

The average per ounce cash cost of gold production at the Rand Mine for the six-month period ended June 30, 1998 was $211 per ounce compared to $197 per ounce for the six-month period ended June 30, 1997. Total costs of production were $293 per ounce of gold produced for the six-month period ended June 30, 1998 compared to $274 per ounce for the same six-month period during 1997. The higher cost per ounce during the current six-month period is a direct result of the lower production rates experienced during the current period.

During the six-month period ended June 30, 1998, 3,867,900 tons of ore grading
0.018 ounces of gold per ton were placed on the heap leach pad compared with the 3,010,800 tons of ore grading 0.020 ounces of gold per ton which were placed on the heap leach pad during the same six-month period of the last fiscal year. 5,208,400 tons of waste was mined during the current six-month period, which produced a stripping ratio of 1.4 tons of waste to one ton of ore as compared to the stripping ratio in the same six-month period of the prior year of 2.4 tons of waste to one ton of ore.

It is expected that the Rand Mine will achieve its production target of approximately 88,000 ounces of gold for the year ended December 31, 1998.

         IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The permitting process is continuing at the Imperial Project. The Company is currently answering comments received during the review of the Draft Environmental Impact Statement for inclusion in the Final Environmental Impact Statement which is expected to be filed during October 1998. It is anticipated that the Bureau of Land Management will issue a Record of Decision in December 1998. Following a 30 day appeal period after the Record of Decision is issued, construction may begin on or after February 1, 1999. Based upon a timely conclusion of the permitting process and assuming gold prices are acceptable, first production from this project is expected in the second quarter of 1999. In prior periods, the Company had paid deposits totaling $7.2 million (92% of the total cost of $7.8 million) on a P&H 4100A electric shovel, stored at the supplier's site. Major capital expenditures for the Imperial Project have been postponed until all permits are received and the price of gold improves. Management continues to seek a suitable buyer for the shovel but does not intend to sell the equipment at a loss.


         CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During the three-month period ended June 30, 1998, the Company was credited with 651 ounces of gold production (1,090 ounces of gold for the six-month period ended June 30, 1998) compared with 261 ounces of gold for the three-month period ended June 30, 1997 (334 ounces of gold in the six-month period ended June 30, 1997). During the current period the Company completed the purchase of the 40% interest in this project held by our joint venture partner for $500,000 in stock and cash and the cancellation of some debt.

It is expected that the Company will be credited with approximately 3,000 ounces of gold produced from this project during the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $36.1 million at June 30, 1998 compared to $36.4 million at December 31, 1997. The long-term liabilities consisting of reserves for reclamation and deferred taxes totaled $4.8 million at June 30, 1998 compared with $4.7 million at December 31, 1997. Included in the working capital at June 30, 1998 was cash of $28.7 million, while there was $26.9 million in cash at December 31, 1997.

The Company's major capital expenditures during the three months ended June 30, 1998 were $2.6 million ($4.1 million for the six months) on the leach pad expansion at the Rand Mine and $0.3 million ($0.6 million for the six months) spent on permitting activities at the Imperial Project.

During the remainder of 1998, the permitting and construction of the Imperial Project will require approximately $0.6 million.

Estimated cashflow from operations of $5.0 million, cash on hand of $28.7 are more than sufficient to fund the capital expenditures for the year ended December 31, 1998.

HEDGING

The Company's current policy adopted during the quarter ended March 31, 1998 allows management to hedge as needed up to 60% of planned production over the next five years. As at June 30, 1998, the Company had call option contracts outstanding for 10,000 ounces of gold at prices ranging from $310 to $320 per ounce exercisable at various dates through December 31, 1998. The Company also entered into spot deferred sales contracts at various times during the quarter for a total of 21,000 ounces of gold averaging a price of $302 per ounce of gold deliverable at various value dates through August 1998.

YEAR 2000

The Company has been actively reviewing all of the computer systems currently in use from the computer control module in its haul truck, loaders, shovels, and drills to those used for financial and cost accounting as well as those used for mine planning. The review has not yet identified any systems which will be affected by the year 2000 risks. The Company feels that problems identified, if any, as this review is completed in the coming year will not require significant resources to correct.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS:

The Company was defending an action, initiated on September 22, 1995 against Rand and Glamis Gold, Inc. by Rand Communities Water District in the Kern County, California Superior Court, for declaratory and injunctive relief. Effective May 29, 1998, a settlement was agreed to which includes the requirement for the Rand Mine to purchase water from the Water District in an amount which the Company estimates will not exceed $15,000 annually.

David Robert Johnson served Rand and Glamis Gold, Inc. on February 26, 1996 with notice of an action commenced by him in the Kern County, California Superior Court against Rand and Glamis Gold, Inc. for injunctive relief and damages. An interim judgment against Mr. Johnson was entered March 5, 1998 which became final with the resolution of the Rand Communities Water District suit effective May 29, 1998.

ITEM 2   CHANGES IN SECURITIES: None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        The Company held its Annual General Meeting on May 8, 1998. At the meeting two shareholders holding 304,138 shares were present in person and 898 shareholders holding 26,648,856 shares were represented by proxy.

        At the meeting unanimous approval by a show of hands was given in respect to:

        1. The election of Messrs. Chester F. Millar, C. Kevin McArthur, James R. Billingsley, Jean Depatie, Ian S. Davidson, Francis O'Kelly and Hans von Michaelis as directors of the Company, and

        2.      The appointment of KPMG as auditors of the Company.

ITEM 5  OTHER INFORMATION: None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:

                           (a) Exhibits

                             Exhibit No.        Exhibit Description
                                27              Financial Data Schedule

                           (b) Reports on Form 8-K: A report on Form 8-K filed July 17, 1998 with respect to the acquisition of the 40% interest in the Cieneguita Joint Venture held by our partner, Aquiline Resources Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GLAMIS GOLD LTD.
                                        (Registrant)
August 14, 1998



                                        /s/ DANIEL J. FORBUSH
                                        ----------------------------------------
                                        DANIEL J. FORBUSH
                                        Chief Financial Officer, Treasurer &
                                        Secretary (Principal Accounting and
                                        Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                   Description                        Page No.
-----------                   -----------                        --------
27                            Financial Data Schedule              21