Form 10-Q
period 1998-09-30
GLAMIS GOLD LTD
filed 1998-11-16
CIK 782819

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number       0-31986        (82-689)
                       -------------------------------

                                GLAMIS GOLD LTD.
             (Exact name of Registrant as specified in its charter)

British Columbia, Canada    None.
-----------------------------------------------              --------------------------------
(Jurisdiction of incorporation or organization)              (IRS Employer Identification No.)


5190 Neil Road,  Suite 310, Reno, Nevada, 89502
--------------------------------------------------------------
        (Address of Principal Executive Offices)

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

The number of shares outstanding of the Registrant's common stock, as of November 4, 1998, was 38,810,612.

                                GLAMIS GOLD LTD.

                                      INDEX


                                                                                                   Page
                                                                                                   ----
Part I - Financial Information

        Item 1. Financial Statements ..........................................................      1

                    Consolidated Balance Sheets as at September 30, 1998 and
                    December 31, 1997 .........................................................      1

                    Consolidated Statements of Earnings for the three months and the nine
                    months ended September 30, 1998 and 1997 ..................................      2

                    Consolidated Statements of Retained Earnings for the three months and
                    the nine months ended September 30, 1998 and 1997 .........................      2

                    Consolidated Statements of Changes in Financial Position for the three
                    months and the nine months ended September 30, 1998 and 1997 ..............      3

                    Notes to Interim Consolidated Financial Statements ........................      4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................................      6

Part II - Other Information

        Item 1. Legal Proceedings .............................................................     13

        Item 2. Changes in Securities .........................................................     13

        Item 3. Defaults Upon Senior Securities ...............................................     14

        Item 4. Submission of Matters to a Vote of Security Holders ...........................     14

        Item 5. Other Information .............................................................     14

        Item 6. Exhibits and Reports on Form 8-K ..............................................     14

        Signatures ............................................................................     15

        Exhibit Index .........................................................................     16

[Part I - Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

-----------------------------------------------------------------------------------------------------
ASSETS                                                             SEPTEMBER 30,         December 31,
                                                                            1998                 1997
-----------------------------------------------------------------------------------------------------
Cash                                                              $      29,992         $      26,913
Other current assets (note 3)                                             9,901                14,024
-----------------------------------------------------------------------------------------------------
Current assets                                                           39,893                40,937
Plant and equipment and mine development costs                           58,549                58,074
Other assets                                                              2,282                 2,632
-----------------------------------------------------------------------------------------------------
                                                                  $     100,724         $     101,643
-----------------------------------------------------------------------------------------------------

LIABILITIES
Current liabilities                                               $       3,090         $       4,507
Long term liabilities                                                     4,867                 4,707
SHAREHOLDERS' EQUITY
Share capital (note 4):
  Authorized:
     200,000,000 common shares without par value
     5,000,000 preferred shares, $10 par value, issuable
     in Series
  Issued and fully paid:
       31,270,707 common shares (1997 - 31,222,707)                      89,830                89,650

Contributed surplus                                                          63                    63
Cumulative translation adjustment                                          (250)                   --
Retained earnings                                                         3,124                 2,716
-----------------------------------------------------------------------------------------------------
                                                                         92,767                92,429
-----------------------------------------------------------------------------------------------------
                                                                  $     100,724         $     101,643
-----------------------------------------------------------------------------------------------------


Prepared by Management without audit
Approved by the Directors:


[SIG]                                   [SIG]
Director                                Director

CONSOLIDATED STATEMENTS OF EARNINGS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)


--------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                   1998               1997               1998               1997
--------------------------------------------------------------------------------------------------------------------
Revenue from gold production                  $       8,244      $      10,297      $      25,388      $      32,748
Cost of production                                    5,097              7,737             15,717             19,635
--------------------------------------------------------------------------------------------------------------------
                                                      3,147              2,560              9,671             13,113
--------------------------------------------------------------------------------------------------------------------
Expenses
   Depreciation & depletion                           2,164              2,710              6,694              8,549
   Royalties                                            537                689              1,631              2,270
   Selling, general & administrative                    600                714              1,946              2,418
   Exploration                                           28                  4                 35                905
--------------------------------------------------------------------------------------------------------------------
                                                      3,329              4,117             10,306             14,142
--------------------------------------------------------------------------------------------------------------------
Earnings from operations                               (182)            (1,557)              (635)            (1,029)
Interest expense                                        (36)                44                 61                 94
Other (income) expense                                 (452)              (453)            (1,345)              (955)
--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                            306             (1,148)               649               (168)
Provision for income taxes                              101               (239)               241                174
--------------------------------------------------------------------------------------------------------------------
Net earnings                                  $         205      $        (909)     $         408      $        (342)
--------------------------------------------------------------------------------------------------------------------
Earnings per share                            $        0.00      $       (0.03)     $        0.01      $       (0.01)
--------------------------------------------------------------------------------------------------------------------


    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
      (Expressed in thousands of U.S. dollars)


--------------------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               1998              1997               1998              1997
--------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of
     period                               $       2,919     $      11,562      $       2,716     $      12,529
   Net earnings                                     205              (909)               408              (342)
   Dividends                                         --                --                 --            (1,534)
--------------------------------------------------------------------------------------------------------------
Retained earnings, end of period          $       3,124     $      10,653      $       3,124     $      10,653
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

(Expressed in thousands of  U.S. dollars)


---------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED  SEPTEMBER 30,
                                                     1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings (loss)                         $         205      $         909)     $         408      $        (342)
   Adjustment for items not affecting
    working capital                                    2,310              2,952              7,030              9,011
   Net changes in non-cash working
     capital                                             676               (120)             2,706              1,840
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                        3,191              1,923             10,144             10,509
NET INVESTMENT ACTIVITIES                             (1,776)            (1,257)            (6,995)            (8,119)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Stock issues                                           106                325                180                833
  Cumulative translation adjustment                     (189)                --               (250)                --
  Dividends paid                                          --                 --                 --             (1,534)
---------------------------------------------------------------------------------------------------------------------
Net financing activities                                 (83)               325                (70)              (701)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                            1,332                991              3,079              1,689
Cash, beginning of period                             28,660             27,191             26,913             26,493
---------------------------------------------------------------------------------------------------------------------
Cash, end of period                            $      29,992      $      28,182      $      29,992      $      28,182
---------------------------------------------------------------------------------------------------------------------

                     GLAMIS GOLD LTD.

                     Notes to Interim Consolidated Financial Statements (tables expressed in thousands of United States Dollars) September 30, 1998

1.      GENERAL

In the opinion of management, the accompanying unaudited interim consolidated balance sheets and consolidated statements of earnings, retained earnings and changes in financial position contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Glamis Gold Ltd. (the "Company") as of September 30, 1998 and December 31, 1997 and the results of its operations and changes in its financial position for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Form 10-K, as amended, for the year ended December 31, 1997.

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

3.      OTHER CURRENT ASSETS

Included in other current assets are the following inventories:


                                  September 30,    December 31,
                                      1998             1997
                                  -------------    -------------
Finished goods                    $       1,975    $       3,403
Work-in-progress                          6,543            8,256
Supplies and spare parts                    447              560
                                  -------------    -------------
                                  $       8,965    $      12,219
                                  =============    =============

4.      SHARE CAPITAL


                                                   Nine months Ended                       Nine months Ended
                                                   September 30, 1998                      September 30, 1997
                                            ---------------------------------       ---------------------------------
                                                                   Amount                                  Amount
                                             # of Shares            (000)            # of Shares           (000)
                                            -------------       -------------       -------------       -------------
Issued and fully paid:
Balance beginning of period                    31,222,707       $      89,650          31,004,707       $      88,296
Issued during the period:
      For cash consideration under
              the terms of
              directors' and
              employees' stock                     23,000                  74              88,000                 508
              options
      Pursuant to agreement to
              acquire remaining
              40% interest in
              La Cieneguita                        25,000                 106
                                            -------------       -------------       -------------       -------------


Balance end of period                          31,270,707       $      89,830          31,092,707       $      88,804
                                            -------------       -------------       -------------       -------------


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities. However, these differences have no material effect on the amounts presented in the financial statements as at December 31, 1997 or for the nine months ended September 30, 1998 or 1997.

6.      COMMITMENTS AND CONTINGENCIES

Uncertainty due to the Year 2000 Issue:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. The Company has been actively reviewing all of the computer systems currently in use from the computer control module in it's haul trucks, loaders, shovels, and drills to those used in mine planning and financial accounting and feels that problems identified, if any, will not require significant resources to correct.

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

Revenues from gold production were $8.2 million for the three-month period ended September 30, 1998, a decline of 20% from the $10.3 million earned during the same three month period of 1997. Revenue realized per ounce remained unchanged from the same quarter of the prior fiscal year at $315 per ounce. The decline in revenues resulted from a 20% decrease in gold production volume to 26,185 ounces from 32,705 during the same quarter in 1997.

Revenues from gold production were $25.4 million for the nine-month period ended September 30, 1998, a 23% decrease ($7.3 million) from the $32.7 million reported for the nine-month period ended September 30, 1997. $5.6 million of the decrease was attributed to a decline in production of 16,992 ounces and $1.7 million was due to a $21 decrease in revenue realized per ounce from $334 for the nine months ended September 30, 1997 to $313 for the nine months ended September 30, 1998.

Total gold production of 81,118 ounces for the nine-month period ended September 30, 1998 represents a decrease of 17% over the 98,110 ounces of gold produced during the same nine-month period in the prior fiscal year. The decrease in production during the current nine-month period was due to two factors. First, the Picacho Mine produced 44% fewer ounces of gold in comparison to the prior fiscal period as it prepares for closure. The last ore was mined in January of this fiscal year. Gold production is expected to continue at a decreasing rate through the last quarter of 1999. Second, the Rand Mine produced 8% fewer ounces as compared to the nine months ended September 30, 1997. The decrease in production at the Rand Mine was due primarily to a 6% planned decrease in tons of ore mined from 1997 as cost containment measures (primarily staffing) were implemented to offset the decline in the price of gold.

Cost of production decreased 34% to $5.1 million for the three-month period ended September 30, 1998. The average cash cost declined 18%. Decreases in the cost of production and average cash costs were experienced at both mines and are explained in the discussion of individual operations.

Cost of production was $15.7 million in the nine-month period ended September 30, 1998. This was a 20% decrease from the 1997 cost of production of $19.6 million. The average cash cost of production in the current nine month period of $194 per ounce was $6 per ounce less than the 1997 rate of $200 per ounce. The cessation of mining at the Picacho Mine and cost containment measures implemented at the Rand Mine in the current nine month period contributed to the reduction in the average cash cost per ounce. Average cash cost reductions were offset in part by the recognition of costs associated with the relief of leach pad inventory at Picacho. The Company carries the costs of stacking ore as a cost of inventory until such time as dore is produced. At that time, the cost of the inventory is recognized. Currently, all production from Picacho is charged to expense based on number of ounces produced.

The 20% reduction in depreciation, depletion, and royalty expenses was attributable to the decrease in production.

The closure of the Vancouver office and the reduction in administrative staff were the primary reasons for the 16% decrease in administrative expenses in the three months ended September 30, 1998. Administrative expenses decreased 20% over the nine month period.

Exploration costs increased somewhat in the three month period ended September 30, 1998 as compared to the same period in 1997, however, the total expenditures were not material. The Company significantly reduced its exploration activity during the nine-month period ended September 30, 1998 compared to 1997.

Net earnings for the three-month period ended September 30, 1998 of $0.2 million ($0.00 per share) increased $1.1 million from the of $0.9 million ($0.03 per share) net loss recorded during the same period of the prior fiscal year. Net earnings for the nine-month period ended September 30, 1998 were $0.4 million ($0.01 per share) compared with a net loss of $0.3 million ($ .01 per share) at September 30, 1997.

On August 17, the Company entered into an agreement with Mar-West Resources Ltd. ("Mar-West") to acquire all of the issued and outstanding shares of Mar-West pursuant to a Plan of Arrangement. The acquisition was approved by shareholders and subsequently closed on October 19, 1998. Mar-West is an exploration company holding in its portfolio 100 percent of the San Martin Gold Project located in central Honduras as well as other mineral properties in Central America. It is the Company's intent to conduct further analyses of the mineralization contained in the San Martin property with a view, if economically feasible, toward bringing the property into production within the next two years.

DISCUSSION OF INDIVIDUAL OPERATIONS

        PICACHO MINE, IMPERIAL COUNTY, CALIFORNIA

The Picacho Mine is in its final phase of production prior to being shutdown. For the three-month period ended September 30, 1998, gold production of 4,019 ounces was 51% lower than the 8,138 ounces of gold produced in the same three-month period of the prior fiscal year. Gold production is expected to continue at a decreasing rate through the last quarter of 1999.

The average cash cost per ounce of gold produced at the Picacho Mine for the three-month period ended September 30, 1998 was $98 per ounce, compared to $180 for the three-month period ended September 30, 1997. The reduction in the cash cost per ounce is a reflection of the cessation of mining and reduction in staffing as the pad inventory is leached out. Total costs were $159 per ounce in the current period as compared to $256 per ounce for the same period in the prior fiscal year. Total costs saw a decrease of approximately $10 per ounce this quarter when the estimate of inventory on the pad was determined to be approximately 4,500 ounces greater than previously anticipated.

During the three-month period ended September 30, 1998, no ore was placed on the heap leach pad compared with the 278,100 tons of ore grading 0.050 ounces of gold per ton which were placed on the heap leach pad during the same three-month period of the prior fiscal year. 90,600 tons of waste were mined during the three-month period ended September 30, 1997, which produced a stripping ratio of
0.3 tons of waste to one ton of ore.

Production of 14,461 ounces of gold for the nine-month period ended September 30, 1998 was 11,571 ounces (44%) less than the 26,032 ounces produced in the nine-month period ended September 30, 1997. The average per ounce cash cost of gold production at Picacho Mine this period decreased 24% to $114 from 1997's $149 per ounce. Total costs of production for the nine-month period ended September 30, 1998 decreased 21% to $198 per ounce of gold. During the nine-month period ended September 30, 1998, 73,100 tons of ore grading 0.035 ounces of gold per ton were mined compared with 904,700 tons of ore grading
0.048 ounces of gold per ton mined during the same period in 1997. 14,200 tons of waste was mined during the nine months ended September 30, 1998, which produced a stripping ratio of 0.2 tons of waste to one ton of ore. The stripping ratio in the same period of the prior year was 0.47 tons of waste to one ton of ore.

The Picacho Mine is expected to produce in excess of 16,000 ounces of gold for the year ended December 31, 1998.


        RAND MINE, KERN COUNTY, CALIFORNIA

Gold production was 21,740 ounces for the three-month period ended September 30, 1998, a 9% decrease from the 23,933 ounces of gold produced in the same three-month period in the prior fiscal year. This was due in part to planned production decreases as a result of cost containment programs implemented at the mine associated with the decline in gold prices. Additionally, some of the space on the leach pad was taken up by roads which prevented leaching of the ore under the roads. This previously unavailable ore was put under leach in September and recovery of the shortfall is anticipated to begin early in the fourth quarter.

The average cash cost per ounce of gold produced at the Rand Mine for the three-month period ended September 30, 1998 decreased 18%, or $47, to $211 compared to the three-month period ended September 30, 1997. The total cost per ounce of gold produced decreased 15%, or $52, to $291 in the current three-month period compared with $343 for the same three-month period in the prior fiscal year. The factors that contributed to this decrease were cost containment measures, changes in reserve estimates, and changes in maintenance expense estimates. Cost containment measures reduced labor costs by 24%, or $10 per ounce, compared to the same period in 1997. 1997 was negatively impacted by the change in anticipated operational waste stripping. The decline in gold prices necessitated a decrease in planned mineable ore reserves which in turn reduced planned operational stripping. Because of the uncertainty regarding gold prices, the Company elected to reverse inventories of waste material which would normally have been written off against future gold ounces produced. Last year's write-off cost Rand approximately $30 per ounce. During the current quarter, an adjustment was made to estimated maintenance costs. The Company accrues for estimated maintenance on the mine's heavy equipment. It was determined during the quarter that the Company was experiencing lower than anticipated costs due to longer component lives and adjusted the accrual contributing $7 per ounce to cash costs for the quarter ended September 30, 1998.

During the three-month period ended September 30, 1998, 1,990,200 tons of ore grading 0.018 ounces of gold per ton were placed on the heap leach pad compared with 2,182,200 tons of ore grading 0.014 ounces of gold per ton which were placed on the heap leach pad during the same period in the prior fiscal year. 2,534,000 tons of waste were mined during the three-month period ended September 30, 1998, at a stripping ratio of 1.3 tons of waste to one ton of ore, unchanged from 1997's stripping ratio. Total material mined decreased by 512,100 tons as compared to the prior year as a result of reducing the number of mining crews from 4 to 3.

Production of 65,141 ounces of gold for the nine-month period ended September 30, 1998 was 5,969 ounces (8%) fewer than the 71,110 ounces produced in the nine-month period ended September 30, 1997. The Company planned a slight (6%) decrease in production in 1998 as compared to 1997 due to cost containment measures implemented in response to the drop in gold prices. These included staff reductions, eliminating one shift, and going to a 6-day per week schedule from a 7-day week.

The average per ounce cash cost of gold production at the Rand Mine for the nine-month period ended September 30, 1998 was $211 per ounce compared to $218 per ounce for the nine-month period ended September 30, 1997. Total cost of production was $293 per ounce of gold produced for the nine-month period ended September 30, 1998 compared to $297 per ounce for the same nine-month period during 1997.

Ore mined in 1998 was 665,100 tons greater at 5,858,100 tons than the 5,193,000 tons mined in 1997. The ore grade of .018 ounces of gold per ton remained unchanged from the prior year. 7,742,400 tons of waste were mined during the current nine-month period. This is 2.5 million tons less waste than produced the prior year. The current year stripping ratio was 1.3 tons of waste to one ton of ore compared to 1997's strip ratio of 2.4.

Pre-stripping has begun on the second phase of the Yellow Aster pit. It is estimated that the strip ratio during the pre-stripping phase will average a little over 2 tons of waste to one ton of ore from the current 1.3 to one. The majority of the ore stacked while Yellow Aster Phase II is being pre-stripped will come from the Baltic and Lamont pits. The ore from these pits typically has lower recovery rates than Yellow Aster ore, so the mine will see reduced production in the first two quarters of 1999 but expects to regain lost production once ore is encountered again in the Yellow Aster pit early in the third quarter.

It is expected that the Rand Mine will achieve its production target of approximately 88,000 ounces of gold for the year ended December 31, 1998.

        IMPERIAL PROJECT, IMPERIAL COUNTY, CALIFORNIA

The permitting process is continuing at the Imperial Project. The Company is currently answering comments received during the review of the Draft Environmental Impact Statement for inclusion in the Final Environmental Impact Statement which is expected to be filed during November 1998. It is anticipated that the Bureau of Land Management will issue a Record of Decision in the first quarter of 1999 after which there is a 30 day appeal period. Assuming a timely conclusion of the permitting process, first production from this project can occur as early as mid-1999, however, commencement of production will depend on acceptable project economics as noted below.

 In prior periods, the Company had paid deposits totaling $7.2 million (92% of the total cost of $7.8 million) on a P&H 4100A electric shovel, stored at the supplier's site. Management continues to seek a suitable buyer for the shovel but does not intend to sell the equipment at a loss. Major capital expenditures for the Imperial Project have been postponed until all permits are received and project economics reach a 15% rate of return (current evaluations show approximately an 11% rate of return using a gold price of $300 per troy ounce).

        CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During the three-month period ended September 30, 1998, the Company was credited with 426 ounces of gold production (1,516 ounces of gold for the nine-month period ended September 30, 1998) compared with 634 ounces of gold for the three-month period ended September 30, 1997 (968 ounces of gold in the nine-month period ended September 30, 1997).

During the current period the Company completed the purchase of the 40% interest in this project held by our joint venture partner Aquiline Resources ("Aquiline") for $318,750 in cash, $106,250 by issuing 25,000 Glamis Common shares at a price of US $4.25, and the cancellation of $307,611 due from Aquiline to Glamis in respect of the Cieneguita Agreement and Cieneguita Joint Venture.

It is expected that the Company will be credited with approximately 3,700 ounces of gold produced from this project during the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $36.1 million at September 30, 1998 compared to $36.4 million at December 31, 1997. The long-term liabilities consisting of reserves for reclamation and deferred taxes totaled $4.9 million at September 30, 1998 compared with $4.7 million at December 31, 1997. Included in the working capital at September 30, 1998 was cash of $30.0 million, while there was $26.9 million in cash at December 31, 1997.

Pursuant to a Plan of Arrangement entered into during the quarter ended September 30, 1998, the Company acquired all of the issued and outstanding Mar-West shares on October 19, 1998. Pursuant to the closing, Glamis issued approximately 7,539,900 common shares and paid $4,361,291 (CDN $6,710,711) in cash. The Company funded the cash portion of the offer using cash on hand. At October 19, 1998, Mar-West Resources had $3.0 million (CDN $4.7 million) in cash and cash equivalents.

Approximately 45% of the Company's capital expenditures during the three months ended September 30, 1998 were for the Rand leach pad expansion. At the nine months ended September 30, 1998, $4.5 million was spent on the pad. The expansion was substantially complete at September 30. Another 42% ($0.4 million) of the Company's capital expenditures were for permitting activities at the Imperial Project. $1.0 million has been spent in 1998 in connection with the advancement of the Imperial Project.

During the remainder of 1998, the permitting and construction of the Imperial Project will require approximately $0.2 million.

The Company believes that estimated cashflow from operations will be more than sufficient to fund anticipated capital expenditures through December 31, 1999, excluding the Imperial Project. Additional funding, estimated currently to be approximately $20.0 million, will be required to bring Imperial into production when project economics are acceptable. The Company expects that it may require additional capital in the future to fund the Imperial or other projects. The Company anticipates funding such activities from a combination of sources including equipment leasing, project financing, and other financing arrangements. In addition, the Company may issue debt or equity securities in the future if it determines that additional cash resources could be obtained under favorable financial market conditions. No assurance can be given that additional funding will be available or, if available, on terms acceptable to the Company. If adequate capital is unavailable, the Company may have to delay the Imperial project until sources of capital become available.

HEDGING

The Company's current policy adopted during the first quarter of 1998 allows management to hedge as needed up to 60% of planned production over the next five years. As at September 30, 1998, the Company had call option contracts outstanding for 47,000 ounces of gold at prices ranging from $298 to $320 per ounce exercisable at various dates through January 27, 1999. The Company also entered into spot deferred sales contracts at various times during the quarter for a total of 13,957 ounces of gold averaging a price of $297 per ounce of gold deliverable at various value dates through November 1998.

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

               PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS: None

ITEM 2  CHANGES IN SECURITIES:

ISSUANCES OF UNREGISTERED SECURITIES

(a) On July 16, 1998, the Company completed the purchase of the 40% interest in the Cieneguita Joint Venture held by Aquiline pursuant to an agreement between the Company and Aquiline made as of May 12, 1998, together with all of the technical and financial and other data which Aquiline had in respect of the Cieneguita Joint Venture. The purchase price paid by the Company was US $732,611, paid as follows: US $318,750 in cash, US $106,250 by the issuance of 25,000 Common shares of the Company at US $4.25, US $307,611 by the cancellation of all amounts owing by Aquiline to the Company in respect of the Cieneguita Joint Venture and the mineral properties related thereto.

The shares were issued to Aquiline in Canada pursuant to a transaction in compliance with Regulation S of the Securities Act of 1933, as amended (the "Securities Act").

(b) On October 19, 1998, the Company completed the acquisition of 100% of the issued and outstanding common shares of Mar-West. The consideration for the acquisition was the issuance of 7,539,906 common shares of the Company (the "Shares") and the payment of US $4,361,291 (CDN $6,710,724) in cash to the shareholders of Mar-West. The cash portion of the consideration paid came from the Company's working capital. As part of the acquisition, share purchase options in respect of 1,067,000 common shares of Mar-West were canceled and replaced with share purchase options (the "Replacement Options") providing for the acquisition of 533,500 common shares of the Company.

The acquisition was carried out through an arrangement pursuant to section 252 of the Company Act (British Columbia) (the "Arrangement"). Under the Arrangement, shareholders of Mar-West were entitled to receive in exchange for each common share of Mar-West held, either: (a) 0.5 of a Share (the "All Share Consideration"); or (b) 0.4 of a Share and CDN $0.48 (the

"Cash/Share Consideration"). Each holder of common shares of Mar-West was deemed to elect to receive the All Share Consideration unless they made a proper election to receive the Cash/Share Consideration. No fractional Shares were issued under the Acquisition. A holder of common shares of Mar-West who was entitled to receive a fractional Share received cash in lieu thereof based on a whole share being valued at CDN $4.80.

The Shares and Replacement Options were not registered under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) thereof.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None during the quarter.

ITEM 5  OTHER INFORMATION: None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits


Exhibit No.    Exhibit Description
-----------    -------------------
27             Financial Data Schedule


        (b) Reports on Form 8-K:

On July 21, 1998, the Company filed a Current Report on Form 8-K with respect to the Aquiline transaction.

On August 21, 1998, the Company filed a Current Report on Form 8-K filed with respect to the acquisition of Mar-West.

On October 27, 1998, the Company filed a Current Report on Form 8-K with respect to the acquisition of Mar-West.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GLAMIS GOLD LTD.
                                  (Registrant)
November 5, 1998


                                  /s/ DANIEL J. FORBUSH
                                  ----------------------------------------------
                                  DANIEL J. FORBUSH
                                  Chief Financial Officer, Treasurer & Secretary (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                  Description                         Page No.
-----------                  -----------                         --------
27                           Financial Data Schedule               21