Form 10-K
period 1998-12-31
GLAMIS GOLD LTD
filed 1999-03-31
CIK 782819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.

Commission file number         0-31986                 (82-689)


                                GLAMIS GOLD LTD.
             (Exact name of Registrant as specified in its charter)

British Columbia, Canada                                                      None.
(Jurisdiction of incorporation or organization)                     (IRS Employer Identification No.)

               5190 Neil Road Suite 310, Reno, Nevada, USA 89502
                              (Address of Principal Executive Offices)

Registrant's Telephone Number: (775) 827- 4600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting securities held by non-affiliates of the registrant (based on the closing sale price of the common shares of $1.75 on March 18, 1999, as reported by the New York Stock Exchange, Inc.) was $119,608,006.

As of March 18, 1999 the Registrant had 68,347,432 common shares outstanding.

                                    1 of 89
                        Exhibit Index Appears on Page 80

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS ON APRIL 28,1999, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                    CURRENCY

All amounts are expressed in United States Dollars unless otherwise noted.

                               COPIES OF FORM 10-K

A copy of this Form 10-K, including the financial statements and schedules hereto, can be obtained, without charge, by sending a written request to the Director of Investor Relations, at:

                                Glamis Gold Ltd.,
                            5190 Neil Road, Suite 310
                                  Reno, Nevada
                                    USA 89502

                      T A B L E    O F    C O N T E N T S

GLOSSARY....................................  5

ITEM 1 - BUSINESS - Introduction..............6
    Summary of Business.....................  7
    Operating Summary.......................  9
    Summary of Reserves & Other
       Mineralization......................  11
    Production Method....................... 14
    Other Considerations.................... 15
    Executive Officers of the
       Company.............................. 20


ITEM 2 - PROPERTIES......................... 21
    Picacho Mine............................ 21
    Rand Mine............................... 23
    Cieneguita Property..................... 27
  OTHER LANDS............................... 28
    Imperial Project, California............ 28
    San Martin Project, Honduras............ 31
    Exploration............................. 32


ITEM 3 - LEGAL PROCEEDINGS.................. 33


ITEM 4 - SUBMISSION OF MATTERS TO
    A VOTE OF SECURITY HOLDERS.............. 33


ITEM 5 - MARKET INFORMATION AND
    RELATED SHAREHOLDER MATTERS............. 34
Stock Exchanges (TSE/NYSE:GLG).............. 34
Shareholders................................ 35
Dividends................................... 35
Investment Canada Act....................... 36
Certain Tax Matters......................... 37
United States Federal Income Tax
       Considerations....................... 37
U.S. Holders................................ 38
Distributions on Common Shares of
          the Company....................... 38
Foreign Tax Credit.......................... 38
Disposition of Common Shares of
          the Company....................... 39
Other Considerations........................ 39
Passive Foreign Investment
          Company........................... 40
Canadian Federal Income Tax
       Considerations....................... 41


ITEM 6 - SELECTED FINANCIAL
    INFORMATION............................. 41

ITEM 7 - MANAGEMENT DISCUSSION
    AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF
    OPERATIONS.............................. 42
    Results of Operations for
       1998,1997 & 1996..................... 42
    Liquidity and Capital Resources......... 45
    Capital Expenditures.................... 46
    Environmental, Regulatory, and
       Other Risk Factors................... 47

ITEM 7A- QUALITATIVE AND
QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.. 49

ITEM 8 - FINANCIAL STATEMENTS AND
    SUPPLEMENTARY DATA...................... 50
    Index to Financial Statements........... 50

ITEM 9 - DISAGREEMENTS ON
    ACCOUNTING AND FINANCIAL
    DISCLOSURE.............................. 78

ITEM 10 - DIRECTORS AND EXECUTIVE
    OFFICERS OF THE COMPANY................. 78

ITEM 11 - EXECUTIVE COMPENSATION............ 79

ITEM 12 - SECURITY OWNERSHIP OF
    CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT.............................. 79

ITEM 13 - CERTAIN RELATIONSHIPS
    AND RELATED TRANSACTIONS................ 79

ITEM 14 - EXHIBITS, FINANCIAL
    STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K............................. 79

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

UNPATENTED LODE MINING                  A mineral claim located on land owned
CLAIM:                                  by the United States which grants the
                                        minerals in place and exclusive
                                        possession of the land within the claim
                                        area to the recorded owner.

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

                                      -6-
                                     PART I
ITEM 1 - BUSINESS
INTRODUCTION

Glamis Gold Ltd. (the "Company") was incorporated under the laws of the Province of British Columbia on September 14, 1972 under the name Renniks Resources Ltd. (N.P.L.). Since incorporation, the Company has undergone several capital reorganizations and on December 12, 1977 the name of the Company was changed to Glamis Gold Ltd.

Effective March 31, 1998, the Company's head and executive offices moved to 5190 Neil Road, Suite 310, Reno, Nevada, USA 89502.

In July of 1998, the Company completed the purchase of the 40% interest in the Cieneguita project held by our joint venture partner. This gave the Company 100% interest in the property through its wholly-owned Mexican subsidiary Minera Glamis Mexico S.A. de C.V. (Refer to Note 5(c) of the financial statements.)

The Company acquired all of the issued and outstanding shares of Mar-West Resources Ltd. ("Mar-West") effective October 19,1998. Mar-West Resources Ltd. is a British Columbia, Canada corporation engaged in exploration and holds mineral properties located primarily in Central America. Mar-West became a wholly-owned subsidiary of the Company upon completion of the transaction. (Refer to Note 3 of the financial statements.)

Effective February 26, 1999, the Company completed the documents required for the acquisition of Rayrock Resources Inc. ("Rayrock") an Ontario, Canada corporation. Rayrock's primary assets are three producing gold mines in Nevada and an operating copper mine in Chile. (Refer to Note 16 of the financial statements.)

The Company's operations are conducted through its wholly-owned Nevada subsidiary Glamis Gold, Inc. and Glamis Gold, Inc.'s wholly-owned subsidiaries, Chemgold, Inc. a California corporation, Glamis Rand Mining Company, Glamis Exploration, Inc., and Glamis Imperial Corporation, each Nevada corporations, its wholly-owned Mexican subsidiary Minera Glamis Mexico S.A. de C.V., its subsidiaries, and the newly acquired Mar-West Resources Ltd., and its subsidiaries. Because the acquisition of Rayrock was not effective until March 1999 it is not considered a subsidiary of the Company as at December 31, 1998.

In this Report, unless the context indicates otherwise, the term the "Company" refers to the Company together with Glamis Gold, Inc., Minera Glamis Mexico S.A. de C.V., and Mar-West Resources Ltd.

SUMMARY OF BUSINESS

The Company is engaged in exploration, mine development, and the mining and extraction of precious metals. The mining method used is open-pit mining with heap leaching extraction. The Company initiated heap leaching in California in 1981 and considers itself a leader in the use of this process. See Item 1 "Operating Summary - Production Method" for a description of the heap leaching process.

The Company produces gold from two operating mines located in California: the Picacho Mine ("Picacho") located in Imperial County and the Rand Mine ("Rand") located in Kern County. The Rand Mine is comprised of three ore bodies: the Yellow Aster Pit, the Baltic Pit and the Lamont Pit and three processing facilities: the Yellow Aster Facilities, the Baltic Facilities and the Rand Facilities. The Company also has a small operation at the Cieneguita property ("Cieneguita") located in the State of Chihuahua, Mexico which was placed into production in 1995. See Item 2 - "Properties" for a description of the mines and processing facilities.

The Company holds a 100% interest in a property located in Imperial County, California (the "Imperial Project") which is currently being permitted for future mining activities. A final feasibility report was completed in April 1996. On May 2, 1996, the Board of Directors approved the project and directed pursuit of necessary permits to begin mining as soon as possible. Presuming the successful completion of permitting during 1999 and acceptable gold prices, it is expected that gold production will begin within twelve months after receipt of the final permits. See Item 2 - "Properties - Other Lands" for a description of this project.

On August 14, 1996, the Company entered into an agreement with Paramount Ventures & Finance Inc., whose shares are listed on the Vancouver Stock Exchange. During 1996, the Company acquired 2,000,000 common shares of Paramount at Cdn.$2.25 per common share and entered into an agreement to earn 50% of Paramount's interest in the Gunung Pani Gold Project in Indonesia. To earn the interest the Company was to fund all exploration and development costs up to the time of delivery of a positive feasibility study. During 1997, the Company elected not to proceed and wrote off related exploration expenditures totaling $586,000 as well as writing down the investment to $1,081,000. At December 31, 1998 the Company wrote down the carrying value of its investment in Paramount to a minimal value of approximately $10,000.

Traditionally the Company's approach to the acquisition of mining properties has generally been to limit its review to undeveloped precious metal properties that others have explored in sufficient detail to demonstrate that the properties have significant potential gold mineralization or to review companies which own such properties. Recently the Board of Directors has instructed management to seek out growth opportunities which take advantage of lower acquisition costs available as a result of the lower gold price and weak junior share market conditions. To that end, the Company completed the acquisition of Mar-West Resources Ltd., with its portfolio of late-stage development properties, and in early 1999, the acquisition of Rayrock Resources Inc. with its four producing properties.

Based on the ounces of gold contained in the proven and probable reserves as at December 31, 1998 on the properties in which the Company has an interest, and the Company's ownership interests and rights in such properties, the Company estimates its gold reserves to be approximately 2,792,000 contained ounces. This figure includes the properties acquired from Mar-West, but excludes the Rayrock properties which were not acquired until March 1999. See "Summary of Reserves and Other Mineralization".

OTHER INFORMATION

The Company's mining operations are subject to the normal risks of mining and its profits are subject to fluctuations in the price of gold which fluctuate widely and are affected by numerous factors beyond the Company's control. The imposition of a gross royalty on all production from federal lands in the United States, which has been proposed in the past, if enacted, will affect the profitability of the operations of the Rand Mine from its Baltic and Lamont Pits, the Imperial Project and the newly-acquired Rayrock mines. The Picacho Mine and Yellow Aster Pit at the Rand Mine are primarily on private or patented land and will not be materially affected. The Company's mining operations are subject to health, safety and environmental legislation and regulations, changes in which could cause additional expenses, capital expenditures, restrictions and delays in the Company's activities, the extent of which cannot be predicted. Certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt. In addition to the United States, the Company now has interests in Mexico, Honduras, Guatemala, El Salvador and Panama (excluding the Rayrock properties) which may be affected by changes in the political and economic environment in these countries. See "Other Matters".

SEGMENT INFORMATION

Information regarding operating segments (producing mines, exploration and development properties, and corporate) and geographic information (North America and Latin America) is found in Note 13 of the financial statements which form part of this report.

FORWARD-LOOKING STATEMENTS

Certain of the information contained in this Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements, involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the actual results of current exploration activities, conclusions of feasibility studies now underway, changes in project parameters as plans continue to be refined, future prices for gold and other mineral commodities, as well as those factors discussed in the section entitled "Environmental, Regulatory and Other Risk Factors". Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause actual results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

OPERATING SUMMARY

GOLD PRODUCTION

The following table describes, for the fiscal years ended December 31, 1998, 1997, and 1996, gold production from the Company's mining operations.

                                 GOLD PRODUCTION

      MINE                                                         Year Ended December 31,
                                                  1998                       1997                       1996
                                                  ----                       ----                       ----
Picacho(1)                                      16,275                     33,239                     34,621
Rand(2)                                         87,015                     94,243                     85,762
Cieneguita Project(3)                            2,823                      1,189                      1,208
                                               -------                    -------                    -------
Total Production                               106,113                    128,671                    121,591
                                               =======                    =======                    =======

(1) 379,290 ounces of gold have been produced from the Picacho Mine since commencement of production in 1980 to December 31, 1998.

(2) 624,524 ounces of gold have been produced from the Rand Mine since commencement of production in 1987 to December 31, 1998.

(3) 5,781 ounces of gold have been credited to the Company's account from November 1995 to December 31, 1998. This represents its 60% interest from November 1995 through June 1998, and its 100% interest thereafter.


CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

The following table describes for the years ended December 31, 1998, 1997, and 1996, the cash cost of production related to the Company's mining operations. Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.

               CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

             Mine                                                    Year Ended December 31,
                                                 1998                            1997                         1996
                                                 ----                            ----                         ----
Picacho                                          $126                            $180                         $162
Rand                                             $215                            $229                         $214
Cieneguita Project                               $376                            $396                         $360
                                                 ----                            ----                         ----
Average For All Mines                            $206                            $218                         $200
                                                 ====                            ====                         ====

ROYALTY COST PER OUNCE OF GOLD PRODUCED

The following table describes, for the years ended December 31, 1998, 1997, and 1996, the royalty cost per ounce of gold produced from the Company's mining operations.

                     ROYALTY COST PER OUNCE OF GOLD PRODUCED

             MINE                                                    Year Ended December 31,
                                                1998                             1997                         1996
                                                ----                             ----                         ----
Picacho                                          $30                              $33                          $38
Rand                                             $18                              $19                          $17
Cieneguita Project                                $6                              $12                           $2
Average For All Mines                            $20                              $22                          $23
                                                 ===                              ===                          ===

SUMMARY OF RESERVES AND OTHER MINERALIZATION

PROVEN AND PROBABLE MINEABLE RESERVES

The following tables describe the Company's proven and probable mineable reserves as at December 31, 1998, 1997, and 1996. Mineable reserves do not reflect losses in the heap leaching process, but do include allowance for dilution of ore in the mining process. Proven and probable mineable reserves as at December 31, 1998 for the Rand Mine, Imperial Project and the San Martin Project (acquired as a result of the acquisition of Mar- West) were calculated based on a gold price of $300 per ounce. For December 31, 1997 the reserves for the Rand Mine were calculated based on a gold price of $325 per ounce and for the Imperial Project on a gold price of $350 per ounce. For December 31, 1996 the reserves for the Rand Mine and the Imperial Project were based on a gold price of $400 and for the Picacho Mine reserves were calculated based on a gold price of $380 per ounce. The following table also describes the ounces of gold contained in the Company's proven and probable mineable reserves as at the fiscal years ended December 31, 1998, 1997, and 1996. The ounces of gold which will actually be recovered from these reserves will depend on actual gold grades encountered and recovery rates.

Reference should be made to the Glossary on page [4] for a description of terms used herein.

                      PROVEN AND PROBABLE MINEABLE RESERVES

     MINE OR                                   YEAR ENDED DECEMBER 31, 1998
     PROJECT
                                                                        GOLD GRADE             CONTAINED
                                     TONS                                 (OZ/T)               OUNCES OF
                                                                         (AVERAGE)               GOLD
                            PROVEN               PROBABLE
Rand Mine                 32,973,000               400,000                0.021                  710,000
Picacho Mine                     Nil                   Nil                   --                      --
Imperial                  79,088,000            13,361,000                0.016                1,477,000
Project
San Martin                23,039,500                    --                0.029
Project                                                                                          605,000

Total(1)                 135,100,500            13,761,000                0.019                2,792.000
                         ===========            ==========                =====                =========

(1) The proven and probable mineable reserves as at December 31, 1998 were calculated by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.

     MINE OR                                   YEAR ENDED DECEMBER 31, 1997
     PROJECT
                                                                        GOLD GRADE             CONTAINED
                                     TONS                                 (OZ/T)               OUNCES OF
                                                                         (AVERAGE)               GOLD
                         PROVEN                PROBABLE
Rand Mine                 33,101,000            11,427,000                 0.023                 938,160
Picacho Mine(1)                  Nil                   Nil                    --                      --

Imperial                  81,623,700            13,504,500                 0.016               1,515,545
Project
                         -----------            ----------                                     ---------
Total(2)                 114,724,700            24,931,500                 0.018               2,453,705
                         ===========            ==========                 =====               =========

(1) Mining of the last known ore body at the Picacho Mine was completed in January, 1998.

(2) The proven and probable mineable reserves as at December 31, 1997 were calculated by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.


     MINE OR                                   YEAR ENDED DECEMBER 31, 1996
     PROJECT
                                                                        GOLD GRADE             CONTAINED
                                     TONS                                 (OZ/T)               OUNCES OF
                                                                         (AVERAGE)               GOLD
                          PROVEN               PROBABLE
Rand Mine                 51,006,000            18,542,000                 0.023               1,414,655
Picacho Mine               1,065,500                60,700                 0.035                  39,501
Imperial                  81,623,700            13,504,500                 0.016               1,515,545
Project                   ----------            ----------                                     ---------
Total(1)                 133,755,200            32,107,200                 0.018               2,969,701
                         ===========            ==========                 =====               =========


(1) The proven and probable mineable reserves as at December 31, 1996 were calculated by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.

EFFECTS OF DEVELOPMENT DRILLING DURING FISCAL 1998
The effects of mining and development at each of the Company's mines during the period January 1, 1998 to December 31, 1998 are as follows:

        PICACHO MINE - Mining of 73,100 tons of ore in January 1998 completed mining at Picacho. During fiscal 1997, 1,140,200 tons of ore were mined and 49,779 ounces of gold were placed on the heap leach pad at the Picacho Mine of which 33,239 ounces of gold were recovered in 1997 and 16,275 in 1998. No development drilling was conducted at the Picacho Mine during 1998. There are no gold reserves remaining at the Picacho Mine as mining of the last known ore body was completed in January 1998.

        IMPERIAL PROJECT - During fiscal 1998, there was no development drilling. The ounces of contained gold was redetermined at an estimated 1,477,000 ounces. The average grade of ore for the project remained at
        0.016 ounces of gold per ton. The Company is still awaiting final permits on the Imperial Project.

        RAND MINE - During fiscal 1998, 7,992,700 tons of ore containing 135,875 ounces of gold were mined and placed on the heap leach pads at Rand Mine and 87,015 ounces of gold were recovered. The current development drilling program begun in 1998 is still in progress and has not yet been modeled.

EXPLORATION AND DEVELOPMENT EXPENDITURES

The following table lists the amount of expenditures incurred by the Company on exploration and mine development activities during the years ended December 31, 1998, 1997, and 1996.

EXPLORATION AND DEVELOPMENT EXPENDITURES

                                                                    YEAR ENDED DECEMBER 31
                MINE                                   1998                 1997                 1996
                ----                                   ----                 ----                 ----
Rand Mine                                           $    --             $  584,193            $  513,382
Imperial Project                                         --              1,166,388             2,010,282
Miscellaneous Projects in
  the United States(1)                               25,800                340,062               191,684
Mexico(2)                                            28,600                  4,870               197,891
Indonesia(1)                                             --                581,486                    --


(1) During 1997, the Company wrote off $581,486 on the project in Indonesia and $308,967 on the Mina prospect in Nevada because they did not meet the Company's investment criteria.

(2) During the year ended December 31, 1996, the Company spent approximately $197,891 on the La Jojoba property located in the State of Sonora, Mexico, $193,591 of which was expended on exploration activities and $4,300 of which was expended on property payments. On March 4, 1997 the Company delivered a notice of termination to Aquiline Resources, Inc. in respect of the Company's involvement in the La Jojoba property.

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


                              OTHER MINERALIZATION

                                                   YEAR ENDED DECEMBER 31,
                                             1998                         1997                               1996
                                                 GOLD                             GOLD                                GOLD
MINE OR PROJECT                  TONS            GRADE            TONS            GRADE              TONS              GRADE
                                                (OZ/T)                            (OZ/T)                              (OZ/T)
                                               (AVERAGE)                         (AVERAGE)                           (AVERAGE)
Rand Mine                    15,815,000          0.017         17,226,000          0.018          18,685,000           0.021
Picacho Mine                        Nil              -                  -              -              16,100           0.037
Imperial Project              1,976,000          0.012         12,417,000          0.016          12,417,000           0.016
San Martin Project            4,028,000          0.032                  -              -                   -               -
Cieneguita Project            3,306,000          0.048                  -              -                   -               -
                             ----------                        ----------                         ----------
Totals                       25,125,000          0.022         29,643,000          0.017          31,118,100           0.019
                             ==========          =====         ==========          =====          ==========           =====

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

The gold-bearing solutions drain from the leach pile and are collected in a pregnant solution pond. From here the solution is pumped through columns of sand-sized activated carbon and a gold-oxygen-cyanide complex is captured in the carbon pores. The carbon is removed and backwashed with a hot caustic or caustic-cyanide solution that releases the gold complex from the carbon. The solution is then passed through an electrowinning circuit where the gold is deposited on steel wool batts. The batts are removed and broken down into a sludge. The sludge or the steel wool plus gold is smelted in a crucible and poured into a mold forming a dore bar. The dore bars are sent to a refiner for further processing.

OTHER CONSIDERATIONS

GOLD SALES AND HEDGING ACTIVITIES
The dore bullion produced by Rand and gold precipitates produced at the Picacho Mine are further refined by third parties before being sold as gold bullion (99.99% pure gold). The refined gold is either sold at the spot price for gold for delivery two days later or delivered against an existing forward sales or option contract to one of various precious metal merchants for delivery to the London, U.K. market. (Refer to Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Hedging".)

The Company's profitability is strongly influenced by the price of gold which fluctuates widely and which is affected by a number of factors outside of the Company's control, including expectations for inflation, levels of interest rates, demand for gold, global or regional political and economic conditions and production expectations in major gold producing regions. The following table sets forth for the calendar years indicated the annual high and low gold prices per troy ounce on the London Bullion Market.


     CALENDAR YEAR                                        LONDON BULLION MARKET
                                                    HIGH                        LOW
                                                    ----                        ---
          1998                                    $312.90                     $273.40
          1997                                     366.55                      283.00
          1996                                     414.80                      367.40
          1995                                     396.95                      372.40
          1994                                     396.25                      369.65
          1993                                     406.60                      325.20
          1992                                     359.60                      330.35
          1991                                     403.70                      343.50
          1990                                     423.75                      345.85

The London final price for gold on December 31, 1998 was $287.45 per ounce and on March 18, 1999 the London final fixing price was $283.70 per ounce.

ENVIRONMENTAL AND REGULATORY FACTORS
The United States mining operations of the Company are subject to extensive federal, state and local laws and regulations governing exploration development and production. In addition such mining operations are subject to inspection and regulation by the Mining, Safety and Health Administration of the Department of Labor under provisions of the Federal Mine Safety and Health Act of 1977, which is designed to ensure operational safety and employee health and safety. The United States government also regulates the environmental impact of the mining industry through the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act of 1976 and the Federal Land Policy and Management Act of 1976. In addition to imposing air quality standards and other pollution controls, the most significant provisions of the above legislation deal with mineral land reclamation and waste discharges from mines, mills and further processing operations. The Company is also subject to extensive health and safety regulations at the state level, as well as legislation and regulation with respect to the environmental impact of its mining operations in the State of California.

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

During the years ended December 31, 1996, 1997 and 1998, the Company made no material capital expenditures with respect to environmental compliance save and except as required by permits for construction at its mining operations and for reclamation being carried out concurrently with mining operations and estimates that it will make no material capital expenditures in this area during the fiscal year ending December 31, 1999. During the year ended December 31, 1998 the Company had four small reportable releases or spills at its operations. In all cases the appropriate authorities were notified and clean-up was undertaken immediately. Measures, including procedural changes and education were taken to prevent re-occurrence of the incidents. No action by the authorities is expected in respect of any of the occurrences. See "Insurance and Mining Risks".

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

Although legislation has not been enacted, attempts to amend these laws can be expected to continue. The extent of the changes that actually will be enacted and their potential impact on the Company cannot be predicted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental, Regulatory and Other Risk Factors".

CALCULATION OF RESERVES
There are numerous uncertainties inherent in estimating proven and probable mineable reserves including many factors beyond the control of the Company. The estimation of reserves is in part a subjective process and the accuracy of any reserve estimate is a function of the quality of available data and of engineering, metallurgical and geological interpretation and judgement. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Assumptions about prices are subject to great uncertainty and prices of gold and silver have fluctuated widely in recent years. As at December 31, 1997, the Company reduced the total proven and probable reserves at the Rand Mine by 476,000 ounces (inclusive of 135,791 ounces that were mixed and stacked on the heap leach pads), due to lower gold prices. The reduction in the proven and probable reserves from 1996 to 1997 did not result in a write-down of the Company's investment in mining properties and/or any material increases in amortization charges because there was an excess of future net revenues over capitalized costs. Should any significant reduction in reserves occur, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

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

The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance, including special liability policies, applicable to motor vehicles. It is also insured against dishonesty, gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured loss, subject to a two-day waiting period and a maximum indemnification period of one year. See Item 2 - "Properties" and "Title Matters" below for information pertaining to title insurance held on certain of the Company's mining properties.

The Company is specifically excluded by its insurers from coverage against environmental pollution risks. The Company believes that it has taken adequate precautions to minimize the risk of environmental pollution however, there is some risk that the weak cyanide solution applied to heaps may leak into the adjacent land surface which could result in the Company's operations for the affected heap leach pad being shut down. See "Other Considerations - Regulatory and Environmental Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations - Environmental, Regulatory, and Other Risk Factors".

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

In Honduras, site of the San Martin project, all mineral resources are owned by the state. Title to minerals can be held separately from title to the surface. Rights to explore for and to extract minerals are granted by the state through issuance of mineral concessions, of which there are two types: exploration and exploitation. Exploration concessions may be granted for a period of up to four years and subsequently extended as needed to a maximum concession lifespan of six years. Exploitation concessions are granted for a period of forty years with possibility of extension for a further twenty years.

In Guatemala, mining rights are also held by the state and are separate from surface rights. There are two distinct options for obtaining exploration rights and one for obtaining mining rights. Reconnaissance licenses are granted for a period of one year and are not renewable. The holder has the exclusive right to apply for exploration and/or exploitation concessions at the termination of the twelve-month period. Exploration concessions are granted for three years but may be extended for a further four years upon application. Exploitation concessions are granted for a period of twenty-five years.

PERMITTING
The Company is seeking governmental permits for certain of its development and mining projects. Obtaining such permits is a complex and time consuming process involving numerous federal, state and local agencies. The time involved and success in obtaining such permits is contingent upon many variables not within the Company's control. The failure to obtain such permits could have a material adverse effect on the Company's business, operations and prospects. See Item 2 - " Properties".

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

FOREIGN POLITICAL AND ECONOMIC CONDITIONS
The Company has active mining and property interests in Mexico, Honduras, Guatemala, El Salvador and Panama. Accordingly, the Company may be affected by any political or economic instability which arises in these countries. The risks include, but are not limited to: terrorism, military repression, expropriation, extreme fluctuations in currency exchange rates and high rates of inflation. Also, changes in mining or investment policies or shifts in political attitude may adversely affect the Company's business in such country. In addition, the Company's operations can be affected in varying degrees by government regulations with respect to production, price controls, export controls, income taxes, expropriation of property, maintenance of mining claims and concessions, environmental legislation, land use policies, land claims of local people and water use and mine safety. The effect of these factors on the Company's operations cannot be predicted.

EMPLOYEES
At December 31, 1998, the Company employed approximately 143 persons located as follows:

LOCATION                                                                 NUMBER
--------                                                                 ------
Imperial Project                                                            3
Picacho Mine                                                               11
Rand Mine                                                                 105
Exploration, Corporate and Other Locations                                 24
                                                                         ----
                                                                          143
                                                                         ====

In the first quarter of 1998, restructuring activities included reduction of the total number of employees. This included layoffs at the Picacho Mine due to the cessation of mining, a reduction in the number of mining shifts at the Rand Mine due to changes in the mine plan and transfer of the management functions from the Vancouver office to the Reno office to reduce general and administrative costs.

The Picacho Mine is non-union. The Rand Mine was unionized until June 1997 when the International Longshoremen's & Warehousemen's Union (Local 30) was decertified.

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

EXECUTIVE OFFICERS OF THE COMPANY

Name                              Age              Position and Term Served
----                              ---              ------------------------
A. Dan Rovig                      60               Chairman of the Board since November 1998;
                                                   President and Chief Executive Officer
                                                   November 1989 to August 1997. Mr. Rovig
                                                   served as a consultant to the Company
                                                   1997-1998 before being appointed
                                                   Chairman of the Board.

C. Kevin McArthur                 44               President and Chief Executive Officer of the
                                                   Company since January 1998;  Chief
                                                   Operating Officer July 1997 to December
                                                   1997; President of Rand Mining Co.
                                                   December 1995 to July 1997; Vice-
                                                   President of Chemgold, Inc. October 1990
                                                   to December 1995.

Daniel J. Forbush                 46               Chief Financial Officer, Treasurer and
                                                   Secretary of the Company since February
                                                   1998; Controller of Glamis Gold, Inc.,
                                                   November 1988 to February 1998.

ITEM 2 - PROPERTIES

PICACHO MINE, CALIFORNIA
PROPERTY AND MATERIAL AGREEMENTS
Chemgold, Inc. ("Chemgold"), a wholly-owned subsidiary of the Company, holds a leasehold interest (the "Picacho Lease") in 31 contiguous patented mining claims (approximately 600 acres) and 75 unpatented lode mining claims (approximately 1,150 acres) located in Imperial County, California, approximately 18 miles northwest of Yuma, Arizona. Access to the property is by gravel road from Yuma. The Picacho Lease is between Chemgold and Picacho Development Corp., a California company. The Company's interest in the patented portion of the mineral claims associated with the Picacho Lease is insured in the amount of $6,000,000 under a title insurance policy.

The Picacho Lease has a term of 20 years from September 24, 1979 and contains a right of renewal for a further 20 years. The lease provides for payment of a royalty of 10% of net smelter returns received by the Company from the sale of products mined from the property, subject to a variable minimum annual royalty of $30,000 based on a London Metal Exchange price for gold of $200 per ounce. The minimum royalty increases or decreases by $1,000 per year for each $5 per ounce change in the price of gold. During the fiscal year ended December 31, 1998 royalty expense under the Picacho Lease amounted to $494,768.

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

PRODUCTION EQUIPMENT AND POWER
Equipment use was limited to the month of January 1998, when mining operations ceased. Five 85 ton Haulpak trucks and two CAT 992 loaders remain available. No equipment expenditures were made in 1997 or 1998. $758,000 was expended during the fiscal year ended December 31, 1996 to purchase equipment which had been on lease.

Power at the Picacho Mine site is provided by on-site generators.

HISTORY
The Picacho Mine was first mined in the late nineteenth century, initially by placer mining methods and later as an underground lode mine. By 1911 when mining activity ceased, underground mining had produced approximately 158,000 ounces of gold from ore averaging 0.25 oz/t gold.

Development work conducted to date by the Company on the Picacho Mine consists of drilling over 900 drill holes, constructing roads connecting the workings, levelling and compacting of 107 acres for leach pads, establishing four major open pits, installing five miles of water lines from the Colorado River to the property and constructing an office, shop, laboratory and processing plant. To December 31, 1998 the Company had expended an aggregate of $23,004,000, net of written-off assets, on acquisition, exploration, development, and equipment at the Picacho Mine and had extracted 379,290 ounces of gold. Proven and probable mineable reserves for the Picacho Mine were exhausted in January 1998.

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

MINING OPERATIONS AND RESERVES
Mining at the Picacho Mine was by open-pit methods and ore is processed by the heap leach method. Production by the Company commenced in May of 1980 and to date the four near-surface ore bodies delineated at the Picacho Mine have been mined out. Production during 1997 and 1998 was from the Dulcina Extension ore body.

Proven and probable mineable reserves for the Picacho Mine were exhausted in January 1998, when mining of the last known ore body at the Picacho Mine was completed, on target with life-of-mine projections.

Gold production will continue for another year followed by reclamation of the last remaining heap leach pad and processing facility. Reclamation is expected to be completed by the year 2002, with continued revegetation monitoring thereafter.

PERMITTING
The Company has obtained all permits and approvals required to enable it to carry on its mining activities at the Picacho Mine until 65,500,000 tons of ore and waste have been mined. The Conditional Use Permit issued by Imperial County under the California Surface Mining and Reclamation Act of 1975 expires in 2006. The operating permits issued by the California Regional Water Control Board currently allows the processing of ore within one permitted leaching site. No new permits will be required in order to leach the ore which is on the remaining heap leach pad at the Picacho Mine To December 31, 1998, 17,005,450 tons of ore and 40,401,837 tons of waste have been processed. Four completely processed ore heaps have been leached out and neutralized to California State requirements and reclamation of these sites completed. It is expected that leaching of the fifth ore heap located on the property, will be completed during 2000 after which all operations, other than reclamation, at the Picacho Mine will be terminated.

PRODUCTION
Certain key operating statistics for the Picacho Mine are set forth in the following table:

                         PICACHO MINE PRODUCTION RESULTS

                                                                          FISCAL PERIODS ENDED
                                                                                DECEMBER 31,
               MINE
                                                    1998                           1997                           1996
                                                    ----                           ----                           ----
Ore mined (tons)                                   73,100                        1,140,200                     1,631,600
Waste mined (tons)                                 14,200                          506,800                     2,508,600
Stripping ratio(1)                                 0.19:1                           1.21:1                        1.54:1
Average gold assay (ounces/ton)                     0.035                            0.044                         0.036
Ounces of gold produced                            16,275                           33,239                        34,621
Cash cost of production per ounce(2)                 $126                             $180                          $162
                                                   ------                        ---------                     ---------

(1)  Ratio of waste mined to ore mined.

(2) Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.

GLAMIS RAND MINING COMPANY

PROPERTY AND MATERIAL AGREEMENTS
Glamis Rand Mining Company, a wholly-owned subsidiary of the Company, operates the Rand Mine which is comprised of 3 primary ore bodies: the Yellow Aster Pit, the Baltic Pit and the Lamont Pit and three leach pads and related processing facilities: the Yellow Aster Facilities, the Baltic Facilities and the Rand Facilities. In addition, the Rand Mine has reprocessed some old mine dump material located between the Yellow Aster Pit and the old Descarga Deposit.

The Rand Mine is located in the northeast end of the Rand Mountains in Kern County, California, approximately 100 miles northeast of Los Angeles. Highway 395 passes one-half mile east of the property and a branch line of the Southern Pacific Railroad passes seven miles to the north of the property.

The operations at the Rand Mine are conducted on property consisting of a total of 135 patented mining claims and 530 unpatented lode and placer mining claims. Of these, Rand owns all or a portion of 42 of the patented and 383 of the unpatented mining claims. The balance of the patented and unpatented mining claims are held under lease. Rand has deeded over tortoise compensation property totaling 640 acres to the State. This included three parcels near Barstow, California and two parcels near Kramer Junction, California.

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

The Rand Mine has several other leases on lode and placer claims with terms up to twenty years. Leases are subject to renewal or purchase at the discretion of the Company. These leases normally have advance minimum royalties as well as a net smelter return royalty. These leases have no significant minimum required payments, and the royalties average 1.5%. (Refer to Note 5(a)(ii) of the financial statements.) During the fiscal year ended December 31, 1998, royalty expense at the Rand Mine amounted to $1,534,573.

PRODUCTION EQUIPMENT AND POWER
The mining fleet consists of five 190 ton haulage trucks, two 27 cubic yard hydraulic shovels, two drills, two large bulldozers, and one motor grader. There were no equipment expenditures at the Rand mine during 1998. All equipment is maintained to industry standards in an attempt to achieve the maximum number of available hours of use from the equipment.

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

Rand commenced production on the mineral claims associated with the Yellow Aster Lease in January of 1987. As at December 31, 1998, the Company had expended an aggregate of $83,850,000, net of written-off assets, on acquisition, exploration, development and equipment at the Rand Mine and had extracted 624,524 ounces of gold.

GEOLOGY
The mining rights associated with the Yellow Aster Lease initially consisted primarily of three mineable deposits: the Yellow Aster deposit, ("Yellow Aster Pit"), the Descarga deposit ("Descarga Deposit") and the initial Lamont deposit, ("Initial Lamont Deposit").

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

Mining from the Yellow Aster Pit started in May of 1990 employing an additional recovery plant and leach pad (the "Yellow Aster Facilities"). The heap leach pad of these facilities reached its maximum capacity in February 1996. The remaining ore from the Yellow Aster Pit will be processed at the Rand Facilities (see "Rand Pad and Process Facilities" below). The Yellow Aster Pit has a projected mine life of 5 years and is expected to operate at a 62% average recovery rate for gold.

Due to lower gold prices and the associated decrease in proven and probable mineable reserves, as at December 31, 1997, of 476,000 ounces (inclusive of 135,791 ounces that were mined and stacked on the heap leach pads), the Company revised the mine plan which resulted in a reduction in the number of mining shifts during the 1st quarter of 1998.

The Yellow Aster, Lamont, and Baltic pits were completely remodeled in 1998 using oxidation codes from drill logs to make new boundaries for all composited ore intercepts into oxide, mixed or sulfide categories. 337 reverse circulation drill holes totaling 172,081 feet, 331 rotary drill holes totaling 47,021 feet, and four core holes totaling 1480 feet were used to define the reserves of the Yellow Aster Pit. 792 drill holes, including 593 reverse circulation drill holes and 199 air track drill holes, totaling 221,897 feet have been used to define the reserves of the Baltic and Lamont Pits. As at December 31, 1998, using a price of $300 per ounce of gold, the proven and probable mineable reserves at Rand totaled 33,373,000 tons grading 0.021 ounces of gold per ton.

In 1998, five additional reverse circulation holes totaling 4,900 feet were drilled in Burcham Canyon as a dual function exploration/condemnation project. The lack of economic reserves encountered in the Burcham Canyon area provided an advantageous area to dump waste from the Phase II Yellow Aster Butte pre-ore stripping campaign during the fourth quarter of 1998 and into 1999.

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

RAND PAD AND PROCESS FACILITIES (THE "RAND FACILITIES")
As at December 31, 1995 all environmental regulatory permits, licences and authorizations necessary for the development of the Rand Pad and Process Facilities had been received. The permits allow for the mining of 60,000,000 tons of additional ore through expansion of operations at the Yellow Aster, Baltic and Lamont Pits and the development of a satellite mine, the development of waste rock stockpile facilities sufficient for the storage of 72,000,000 tons of waste in the West Valley and Lamont Valley, the construction of a 60,000,000 ton capacity heap leach pad and plant in the Lamont Valley and provisions for the installation of the ancillary and infrastructure services required by these facilities. The permits also allow for an additional 5,000,000 tons of ore to be placed on the Baltic heap leach pad and the construction of a 6,000,000 ton capacity heap leach pad and related processing facility in the area of the Descarga Deposit. These permits limit production levels at the Rand Mine to a life- of-mine average amounting to 18,250,000 total tons per year.

The permits include certification of the Environmental Impact
Report/Environmental Impact Statement, approval of the Reclamation Plan, approval of the BLM Plan of Operations, issue of the Kern County, California, Conditional Use Permit, approval of the California Regional Water

Quality Control Board Report of Waste Discharge, receipt of the Kern County Air Pollution Control District Authorities to Construct, completion of the U.S. Fish and Wildlife Service's Section 7 endangered species consultation, and receipt of the California Department of Fish and Game's Section 2081 endangered species permits and management agreements.

Phase I of the Rand Facilities comprised of heap leach pad and processing facility construction was completed in January, 1996 and the first gold was recovered from these facilities during February 1996. Phase II of the Rand Facilities comprised of expansion of the leach pad construction began in December 1997, and was completed during the second quarter of 1998.

PRODUCTION
Certain key operating statistics for the Rand Mine are set forth in the following table:

                          RAND MINE PRODUCTION RESULTS

                                                                FISCAL PERIODS ENDED
              MINE
                                                               DECEMBER 31,
                                              1998                        1997                       1996
                                              ----                        ----                       ----
Ore mined (tons)                            7,992,700                  7,102,700                  8,840,660
Waste mined (tons)                          9,569,500                 13,583,500                  6,260,500
Stripping ratio (1)                            1.20:1                     1.91:1                     0.71:1
Average gold assay (ounces/ton)                 0.017                      0.019                      0.018
Ounces of gold produced                        87,015                     94,243                     85,762
Cash cost of production per ounce(2)             $215                       $229                       $214
                                            ---------                 ----------                  ---------

(1)  Ratio of waste mined to ore mined.

(2) Cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion are excluded.

CIENEGUITA PROJECT, MEXICO, MEXICO

MATERIAL AGREEMENTS
In May 1995, the Company and Aquiline Resources, Inc. ("Aquiline") entered into a joint venture agreement for the further development of the Cieneguita Property to bring it into production. James R. Billingsley, a director of the Company, was a director of Aquiline up to July, 1996.

In July, 1998 the Company completed the purchase of Aquiline's 40%interest in the project for by paying $318,750 in cash, canceling $307,611 of debt due from Aquiline to the Company, and issuing 25,000 shares of the Company's common stock to Aquiline at a price of $4.25 per share. (Refer to Note 5(c) of the financial statements.)

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

PRODUCTION
The property is a small, open-pit heap leach mine. A contract was arranged with a management group from Hermosillo to use the existing facilities and production began on a small scale in November 1995. The first dore produced from the property was poured in November 1995.

The Company's credited share of production for 1998 was 2,823 ounces of gold. As at December 31, 1998, the Company's carrying value of the Cieneguita project was $1,265,000.

DEVELOPMENT ACTIVITIES
To December 31, 1998, 6,700 metres of diamond drilling has been carried out on the Cieneguita property which has delineated an auriferous zone 1,000 metres long and 200 metres wide, which outcrops.

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

The Company has not established proven and probable reserves at Cieneguita as of December 31, 1998. The mineralization has all been categorized as "resource", pending additional work planned in 1999.

OTHER LANDS

IMPERIAL PROJECT, CALIFORNIA
MATERIAL AGREEMENTS
Pursuant to a Joint Venture Agreement dated November 24, 1987, GGX, a wholly-owned subsidiary of the Company, held a 65% interest and Imperial Gold Corporation ("Imperial Gold"), a wholly-owned subsidiary of Arizona Star Resources Corp., held a 35% interest in 567 unpatented mining claims (the "Imperial County Claims") covering approximately 10,800 acres in eastern

Imperial County, California. Pursuant to a purchase agreement dated February 18, 1994, GGX acquired Imperial Gold's 35% interest in the Imperial County Claims by paying $1,000,000 in cash, assigning to Imperial Gold its 15% share interest in Idaho Gold Corporation, which had a book value of $917,000 and providing Imperial Gold a 1.5% net smelter return interest in the Imperial County Claims. The Company has since expanded its land position at the Imperial Project to 579 claims covering approximately 10,630 acres. During fiscal 1997, a title opinion was issued on the claims encompassing the project showing the Company has valid claim to the land covering the Imperial Project. During 1998, a subsidiary, Glamis Imperial Corporation was formed to be the operating company for the Imperial Project. During 1998, Glamis Imperial Corporation revised its land position within the Imperial Project. Areas that had been previously determined to be non-mineral in character were converted to millsite claims. Additionally, the lode claims within the project area were re-staked to insure maximum coverage of the mineralized area. The claim group now totals 664 unpatented lode claims and 285 millsite claims. To December 31, 1998, approximately $20,027,000 has been expended on acquisition, exploration and development and deposits on equipment for the Imperial Project.

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

RESERVES
Approximately 185,750 feet of reverse circulation and 4,240 feet of core drilling have been completed over several areas on the Imperial Project. Additionally, exploration programs completed to December 31, 1998 consist of geologic mapping and geochemical and geophysical surveys. Drilling, geological interpretation and mine evaluation studies have resulted in the delineation of proven and probable mineable ore reserves for the Imperial Project of 79,088,000 tons of proven reserves grading 0.016 ounces per ton and 13,361,000 tons of probable reserves grading 0.014 ounces of gold per ton, having a combined stripping ratio of 2.49:1, as at December 31, 1998. Reserves were determined within the pit outlines, using a 73% recovery rate, a cut-off grade of 0.007 ounces of gold per ton and a gold price of $300 per ounce.

DEVELOPMENT ACTIVITIES
A final feasibility study completed on the Imperial Project in April 1996 showed that the project was financially sound and would provide a positive return on investment. On May 2, 1996, the Board of Directors approved the project and directed the Company to proceed with permitting, detailed engineering and procurement.

On November 28, 1997 the Second Draft Environmental Impact Statement (EIS) for the Imperial Project was published in the Federal Register. The comment period for this draft ended April 13, 1998. Following the end of the comment period, the Bureau of Land Management (BLM) and Imperial County began working on responses to the comments received on the draft EIS. While Imperial County has completed its review and responses to comments, the BLM continues its review which is now expected in the second quarter of 1999. Following completion of responses to comments, the final EIS is expected to be available for public comment during the second quarter of 1999. A Record of Decision (ROD) is expected in late 1999 although a delay by the BLM in responding, or legal opposition from special interest groups could delay the ROD beyond that date.

On November 2, 1998 the area surrounding, and including, the Imperial Project was "segregated" from mineral entry for the protection of cultural artifacts, subject to valid existing rights. Following this segregation, the BLM began the process of examining the validity of the mining claims within the Imperial Project. This Validity Exam is not expected to be complete prior to the issuance of a record of decision on the environmental impact statement, but the Company believes all rights to minerals are properly filed and documented and the Validity Exam will conclude favorably to the Company.

Major capital expenditures for the Imperial Project have been postponed until all permits are received and the price of gold improves. Assuming permits are received and gold prices are acceptable, the Company anticipates spending $42.0 million in initial capital to bring the project into operation. Initial gold production is anticipated within twelve months after the final permits are received.



SAN MARTIN PROJECT, HONDURAS
ACQUISITION AND DESCRIPTION
The San Martin project was acquired in October 1998 as part of the acquisition of Mar-West Resources, Ltd.

The property consists of one exploration concession acquired on December 8, 1995 by a Mar-West subsidiary. The concession encompasses 14,100 hectares. The property is located in central Honduras in the Departamento of Francisco Morazan. Access to the property is provided on good paved and gravel roads.

GEOLOGY
The oldest rocks identified on the property to date are Paleozoic metasediments of the Cacaguapa Group. This unit contains garnet schist, feldspar augen schist, quartz-muscovite schist, phyllites, and rare marble and metagranite. Metamorphic grades range from greenschist to epidote-amphibolite facies.

Several bodies of porphyritic dacite and tonalite intrude and locally overlie the schists. The intrusives are elongated on an east-west trend. Based on intrusive and unconformable relationships with older stratified rocks, the intrusives are thought to be early Tertiary. Irregular exposures of felsic tuff and ignimbrite are correlated with the Miocene Padre Miguel Group. Asymmetrical block faulting closely follows placement of the dacite-tonalite porphyries. The dominant-structural feature on the San Martin Property is the northwest trending Siria Graben, which coincides with the location and trend of the Minas de Oro metalogenic belt. Several east-trending structures including the Arenal Fault are also present. A complex series of structural fabrics are visible on an outcrop scale, and more work is required to understand the structure.

RESERVES
In 1995 Mar-West acquired the ground following the identification of anomalous gold values in stream sediments and subsequently completed trenching, geophysics, geochemistry, and geological mapping. In 1997, exploration focused on the possibility of hot springs style gold mineralization at the Hot Springs Zone (also known as the Sinter Zone). Trenching and subsequent reverse circulation drilling was completed. All 73 reverse circulation drill holes completed May-June, 1997 intersected anomalous to ore-grade gold values averaging .038 to .048 ounces per tonne in a veneer of highly altered schist closely paralleling the topographic surface of the Hot Springs dome. The veneer has an average true thickness of approximately 20 meters and had been intersected in all drill holes completed over an area of 500 x 700 meters.

Since its discovery, the Sinter Zone (Hot Springs Zone) has been renamed the Rosa Deposit. The Rosa Deposit sits on a south facing hillside directly above an active hot springs known locally as Fuente Termal. Over 180 diamond and reverse circulation drillholes have been drilled. This drilling has defined a completely oxidized resource containing significant gold mineralization. As of December 31, 1998, using a gold price of $300 per ounce, the Rosa Deposit has proven mineable reserves of 23,039,500 tons grading 0.029 and a stripping ratio of 0.18:1.

Near the end of 1998, a metallurgical program was undertaken to determine the amenability of the Rosa Deposit to treatment by run-of-mine heap leaching. To date, eleven large diameter column tests, as well as over one hundred bottle roll tests have been conducted on both run-of-mine and crushed material. This testwork has indicated that the material is amenable to run-of-mine heap leaching with an anticipated recovery of 65% with very low cyanide and lime consumption.

DEVELOPMENT ACTIVITIES
In 1998, a series of holes were drilled in a zone of alteration located on a hillside just north of the Palo Ralo dome. This drilling intercepted mineralization in a blanket formation similar to Rosa. Following the initial drilling, a new program was undertaken in late 1998 to follow up on delineating the resource. By the end of 1998, over 60 reverse circulation and core holes had been drilled on this resource defining an oxidized zone. Drilling on this resource is continuing in order to define the known boundary of the resource to ensure adequate space is defined for both engineering and permitting work.

During 1998 baseline environmental studies were carried out on the entire San Martin area. These studies were performed with the intent of providing detailed, timely information for the Environmental Impact Report to be written in 1999. Engineering work to date includes a detailed mine model for the Rosa Deposit, a preliminary leach pad design, detailed metallurgical testing, preliminary equipment selection and facilities design. Additional land acquisition and work on social programs in the local community have been priorities. The Company plans on applying for exploitation concessions during the first half of 1999, and complete a feasibility study on the project by July 1999 with a plan for beginning construction in November 1999. Current scheduling shows production of approximately 60-65,000 ounces of gold per year for approximately ten years at a cash cost of under $150 per ounce. Because the plan calls for run-of- mine leaching, capital costs are expected to be low, approximately $18 million for a total cost of under $200 per ounce.

EXPLORATION

Aside from the work performed by Mar-West subsidiaries, the Company carried out a limited exploration program during 1998. No significant findings resulted from that work.

A subsidiary of Mar-West had exploration programs on-going in Guatemala and other areas of Central America. In Guatemala, Mar-West received an Exploration Concession for a 3,900 hectare area know as Juptiapa II. Contained within this area is the Cerro Blanco prospect. Mar-West began a thorough study of Cerro Blano utilizing geological, geochemical and geophysical techniques. This detailed mapping led to several interesting target zones where reverse circulation drilling was done in 1997. The initial drilling located a very interesting zone of intense gold mineralization. In late 1998, a geophysical survey was conducted on the areas of interest at Cerro Blanco which was used as the basis for an additional drill program. The drilling program consists of both reverse circulation and core drillholes and was designed to test the geophysical anomalies as well as follow up on the 1997 drilling results. Results from this program are not yet complete.


ITEM 3 - LEGAL PROCEEDINGS

There are no material legal items currently pending.

The following is a description of the judicial proceeding which the Company settled in 1998.

The Company defended an action, initiated on September 22, 1996 against Rand and Glamis Gold, Inc. by Rand Communities Water District (the "Water District") in the Kern County, California Superior Court, for declaratory and injunctive relief. The Water District claimed that the groundwater basin from which it draws its water is in a state of overdraft due to Rand pumping water from such basin in excess of that to which it is entitled at law. It also requested a temporary restraining order, a preliminary injunction and a permanent injunction to greatly reduce Rand in its current and planned use of water pumped from the groundwater basin, alleging irreparable injury to the Water District and to its customers.

In addition, David Robert Johnson served Rand and Glamis Gold, Inc. on February 26, 1997 with notice of an action commenced by him in the Kern County, California Superior Court against Rand and Glamis Gold, Inc. for injunctive relief and damages. Johnson claimed that Rand is extracting more water from the groundwater basin which is the subject of the Rand Communities Water District action, than it is entitled at law and that such was causing a depletion in his well which draws water from the groundwater basin. Johnson requested the Court to grant a temporary restraining order, a preliminary injunction and a permanent injunction limiting Rand's extraction of water by its RMC-4 well from the groundwater basin to an amount that would not result in any impairment to the volume and capacity of water being drawn from Johnson's well and claimed damages of $3,500,000.

The Company filed a motion with the Court for an order to impose a court-ordered physical solution on Johnson to resolve the groundwater usage dispute with him. On January 16, 1998, the Court granted the Company's motion. By the terms of the Court's order, Johnson was required to comply with the groundwater mitigation measures set forth in the approval documents for the Rand Project, which are the same measures applicable to the Water District. This court order settled some of Johnson's claims, but possibly not all claims. This order was subject to appeal by Johnson.

A hearing was held in respect of the Water District's application for a preliminary injunction and the Court, in January 1997 denied the application. Subsequently the plaintiffs withdrew their lawsuits and the Company agreed to additional payments of approximately $12,000 per year. The settlement was finalized in June 1998.

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

        The Toronto Stock Exchange (September 26, 1984)
        New York Stock Exchange (January 20, 1993)

Prior to January 20, 1993 the Common Shares were quoted on The Nasdaq National Market in the United States.

        THE TORONTO STOCK EXCHANGE

The high and low sale prices for the Common Shares of the Company on The Toronto Stock Exchange for each quarter during the fiscal years ended December 31, 1998, 1997 and 1996 are as follows:

                  TRADING HISTORY ON THE TORONTO STOCK EXCHANGE

                                                          Sales Price (Cdn$)               Volume
                                                           Low            High
                                                           ---            ----
Fiscal year ending December 31, 1998
   1st Quarter                                            $4.80         $  6.80                 352,045
   2nd Quarter                                             5.00            7.40                 300,812
   3rd Quarter                                             3.00            5.50                 637,108
   4th Quarter                                             2.75            4.85               1,544,102
Fiscal year ending December 31, 1997
   1st Quarter                                            $9.15         $ 11.75               1,546,540
   2nd Quarter                                             8.75           10.80                 328,860
   3rd Quarter                                             8.50           10.00                 476,440
   4th Quarter                                             4.60            9.70                 368,795
Fiscal year Ended December 31, 1996
   1st Quarter                                            $8.50         $ 12.40               1,605,613
   2nd Quarter                                             9.50           12.00                 550,875
   3rd Quarter                                             9.10           10.00                 275,830
   4th Quarter                                             8.40           10.45                 643,023


The price of the Common Shares as reported by The Toronto Stock Exchange at the close of business on December 31, 1998 and on March 18, 1999 was Cdn.$ 2.90 per share and Cdn. $2.70 per share respectively.

        NEW YORK STOCK EXCHANGE, INC.

The high and low prices for Common Shares of the Company on New York Stock Exchange for each quarter the fiscal years ended December 31, 1998, 1997, and 1996 are as follows:

                 TRADING HISTORY ON THE NEW YORK STOCK EXCHANGE


                                                                 Sales Price                       Volume
                                                               Low             High
                                                               ---             ----
Fiscal Year Ending December 31, 1998
  1st Quarter                                                $3.5625         $  4.75              1,973,200
  2nd Quarter                                                 3.3125          4.9375              1,927,400
  3rd Quarter                                                  1.875           3.875              3,454,000
  4th Quarter                                                 1.6875          3.3750              5,400,300
Fiscal Year Ending December 31, 1997
  1st Quarter                                                $ 6.875         $  8.75              4,811,000
  2nd Quarter                                                   6.25           7.876              2,721,400
  3rd Quarter                                                 6.5625           7.375              3,887,800
  4th Quarter                                                  2.875          6.9375              6,032,800
Fiscal Period Ended December 31, 1996
  1st Quarter                                                $  6.25         $ 8.875              9,956,180
  2nd Quarter                                                  6.875           8.875              5,790,800
  3rd Quarter                                                   6.50            7.25              2,705,900
  4th Quarter                                                   6.25           7.875              6,093,900


The price of Common Shares as reported by New York Stock Exchange, Inc. at the close of business on December 31, 1998 and on March 18, 1999 was $1.88 per share and $1.75 per share, respectively.

SHAREHOLDERS

As at March 18, 1999 the Company had 1,960 registered shareholders.

DIVIDENDS

No dividends are planned to be declared or paid in 1999 due to the loss incurred in 1998. No dividends were declared or paid in 1998. The Company paid dividends totalling $0.05 per Common Share during the fiscal year ended December 31, 1997. No dividends were paid during the year ended December 31, 1996. If dividends are declared it is the Company's policy to declare and pay such dividends in United States funds.

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

The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the minister responsible for the Investment Act (the "Minister") is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian other than a "WTO Investor" (as defined in the Investment Act and used in this discussion) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company was Cdn.$5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity. An investment in common shares of the Company by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company in 1999 exceeds approximately Cdn.$178,000,000. A non-Canadian would acquire control of the Company for the purposes of the Investment Act if the non-Canadian acquired a majority of the common shares of the Company. The acquisition of less than a majority but one third or more of the common shares of the Company would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquiror through the ownership of common shares.

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

DISTRIBUTIONS ON COMMON SHARES OF THE COMPANY

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to Common Shares of the Company are required to include in gross income for United States federal income tax purposes the gross amount of such distributions to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's United States Federal income tax. (See more detailed discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of the Common Shares. Preferential tax rates for net capital gains are applicable to a U.S. Holder which is an individual, estate or trust.

Dividends paid on Common Shares of the Company will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from the Company (unless the Company qualifies as a "passive foreign investment company," as defined below or in certain other circumstances) if such U.S. Holder owns shares representing at least 10% of the voting power and value of the Company. The availability of this deduction is subject to several complex limitations which are beyond the scope of this discussion.

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

DISPOSITION OF COMMON SHARES OF THE COMPANY

A U.S. Holder will recognize a gain or loss upon the sale of Common Shares of the Company equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received, and (b) the shareholder's tax basis in the Common Shares of the Company. This gain or loss will be capital gain or loss if the Common Shares are a capital asset in the hands of the U.S. Holder, will be a short-term, mid-term or long-term capital gain or short-term or long-term capital loss, depending upon the holding period of the U.S. Holder. Gains and losses are netted and combined according to special rules in arriving at the overall capital gain or loss for a particular tax year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders which are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders which are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward five years from the loss year to be offset against capital gains.

OTHER CONSIDERATIONS

In the following circumstance, the above sections of this discussion may not describe the United States federal income tax consequences resulting from the holding and disposition of Common Shares of the Company.

PASSIVE FOREIGN INVESTMENT COMPANY

As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1297 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets which produce, or are held for the production of, passive income. U.S. Holders owning common shares of a PFIC are subject to an additional tax on distributions and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned, in addition to treatment of gain realized on disposition of common shares of the PFIC as ordinary income, rather than capital gain, similarly subject to an additional tax and interest charge.

However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings, and net capital gain regardless of whether such income or gain was actually distributed. A U.S. holder is not required to make a QEF election simply because another U.S. Holder makes the election. Gain realized on disposition of common shares of a QEF is treated as capital gain if the shares are a capital asset of the disposing shareholder.

In addition, under recently enacted tax legislation, a U.S. Holder may make a mark-to-market election for certain PFICs with marketable stock, thereby potentially avoiding the adverse tax consequences of PFIC characterization. The election may be made for tax years beginning after December 31, 1997. Under such an election, the shareholder would determine his, her or its income or loss with respect to the PFIC stock as of the close of each taxable year. For example, an electing shareholder would include in income each year an amount equal to the excess, if any, of the fair market value of the PFIC stock as of the close of the taxable year over the shareholder's adjusted basis in such stock. Any income included in income pursuant to the mark-to-market election would be treated as ordinary income. Alternatively, for tax years where the shareholder's adjusted basis in the PFIC stock exceeds its fair market value, an electing shareholder may be entitled to a deduction, subject to certain limitations. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons.

The Company believes that it has not been a PFIC for its years ended December 31, 1998, 1997 or 1996. The Company's determination in this respect has been made after a review of the regulations regarding a PFIC and the application of those rules to its own past and present circumstances. The Company may have been a PFIC in earlier years. If in a subsequent year the Company concludes that it is a PFIC, it intends to make information available to enable a U.S. Holder to make a QEF or mark-to-market election in that year. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements which will be imposed on QEFs. U.S. taxpayers who hold the Company's shares may wish to consult with a personal tax advisor concerning the possible application of the PFIC provisions to their personal circumstances.

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

ITEM 6 - SELECTED FINANCIAL INFORMATION
The financial information set forth in the tables below includes the accounts of the Company and its subsidiaries on a consolidated basis as at the specified dates. This financial information was prepared in accordance with accounting principles generally accepted in Canada. The selected financial information should be read in conjunction with and is qualified by the consolidated financial statements and the notes thereto which form part of this Report. Reference should be made to Note 17 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

SELECTED YEARLY DATA

                                                                       YEAR ENDED           SIX MONTHS ENDED       YEAR ENDED
                                                                     DECEMBER 31,              DECEMBER 31           JUNE 30,
                                                        1998          1997           1996          1995         1995         1994
                                                        ----          ----           ----          ----         ----         ----
Production statistics:
     Production cash costs per ounce ($)                 206           218            200           265          202          192
     Ounces of gold produced                         106,113       128,671        121,591        44,809      101,562      104,467
     Average gold price realized per ounce ($)           310           328            384           383          384          375

Operating summary ($000):
     Revenues                                         32,869        42,235         46,739        17,155       39,032       39,156
     Net earnings (loss)                             (2,007)       (8,279)          4,059       (1,861)        2,688        3,567
     Cash generated from (used in) operations          9,331        12,067         12,941         (205)       12,916        8,051

Financial Status ($000):
     Working capital                                  34,156        36,430         38,724        15,138       22,376       20,316
     Total assets                                    119,161       101,643        107,974        69,758       73,846       66,705
     Long-term liabilities                             4,740         4,707          2,729         2,625        2,641        1,270
     Shareholders' equity                            110,359        92,429        100,888        64,609       67,639       62,800

Per common share ($):
     Net earnings (loss)                              (0.06)        (0.27)           0.15        (0.07)         0.10         0.14
     Book value                                         2.84          2.97           3.25          2.45         2.56         2.43
     Dividends                                            --          0.05             --         0.044        0.044        0.044

Supplementary quarterly data can be found following the financial statements at
Item 8.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management Discussion and Analysis of the financial results of the Company's operations for the years 1996 through 1998 should be read in conjunction with and is qualified by the consolidated financial statements and notes thereto which form a part of this Report. This financial information was prepared in accordance with accounting principles generally accepted in Canada. Reference should be made to Note 17 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

The following discussion contains statements which are not historical facts, and by their nature are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (refer to Part I for the cautionary statement).

OVERVIEW

The Company's vision continues to focus on being a quality, cost-effective producer. The challenge of stagnant gold markets with prices averaging under $300 per ounce in 1998 continues to be a concern to the Company. Cost containment programs continue at all locations. Our mandate is to maximize shareholder value by increasing reserves, implementing economies of scale and operating effectively and conscientiously at all facilities.

To that end, we have actively sought out growth opportunities. On October 19, 1998 the Company completed the acquisition of Mar- West. This acquisition brought the Company an impressive portfolio of late-stage development properties in Central America. Financial data for Mar-West is included in the Company's financial statements (refer to Note 3 of the financial statements). Adding more immediate production was the objective of the acquisition in early 1999, of Rayrock. This addition brings the Company three operating mines generating over 100,000 ounces of gold per year. Because the Rayrock acquisition is a "subsequent event", financial data for Rayrock is not included in the 1998 financial statements (refer to Note 16 of the financial statements). The acquisitions of these two companies have substantially increased the Company's assets, and has established it as a well-funded, intermediate gold producer with production in excess of 200,000 ounces of gold per year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

SUMMARY
The Company substantially improved its performance during 1998. Although the Company incurred a net loss of $2.0 million ($0.06 per share) in 1998, this compares favorably to a loss of $8.3 million ($0.27 per share) in 1997. The Company reported a profit of $4.1 million ($0.15 per share) in 1996. The 1998 results reflect continuing lower average market prices for gold ($294 in 1998, $331 in 1997, and $388 in 1996), as well as decreased production as the Picacho Mine winds down.

Net cash flows provided by operations continue to be positive
($9.3 million in 1998) and the Company's working capital is a strong $34.2 million. The Company plans approximately $25 million in capital expenditures and exploration costs in 1999, all from internally generated funds.

GOLD PRODUCTION:

On a consolidated basis gold production for the year ended December 31, 1998 was 106,113 ounces, a decrease of 22,558 ounces or 18% fewer ounces than were produced in the year ended December 31, 1997. The 1997 production of 128,671 was an increase of 6% over the production reported for the fiscal year ended December 31, 1996 of 121,591 ounces.

The production for the year ended December 31, 1998 compares favorably to the projection made in last year's report anticipating production of 100,000 to 105,000 ounces of gold for fiscal 1998. The Company expects that gold production for the year ended December 31, 1999 will exceed 200,000 ounces. Production from the Imperial Project is not included in the 1999 projections since production from this project will depend upon a conclusion to the permitting process and improved project economics.

Rand Mine:

The Rand Mine produced 87,015 ounces of gold in the year ended December 31, 1998 which was 8% less than the 94,243 ounces of gold in the year ended December 31, 1997. Production was 85,762 ounces of gold during the year ended December 31, 1996. The decrease in production at the Rand Mine in the current year was the result of the 1997 year-end mine plan revision in response to lower gold prices. In order to reduce costs, the Rand Mine eliminated reserves from the proven and probable categories which were not economically feasible to mine at then-existing gold prices.

Picacho Mine:

The Picacho Mine produced 16,275 ounces of gold during the year ended December 31, 1998 which was lower than the 33,239 ounces of gold produced during the year ended December 31, 1997, but almost 3,500 ounces more than forecast. The 1997 production decreased marginally over the 1996 rate of 34,621 ounces of gold. Mining of the last known ore body at the Picacho Mine was completed in January 1998, on target with life-of-mine projections. Gold production continued during 1998 and will continue with an anticipated production of 5,800 ounces in 1999 followed by reclamation of the last remaining heap leach pad and processing facility. Reclamation is expected to be completed by the year 2002, with continued revegetation monitoring thereafter.

Cieneguita Project:

In July 1998, the Company completed the purchase of its joint venture partner's 40% share of Cieneguita. Total ounces credited to the Company in 1998 were 2,823, compared to 1,189 ounces in 1997. The Company expects production to approach 5,800 ounces during 1999. (Refer to Note 5(c) of the financial statements.)

REVENUE

Revenue from production for the year ended December 31, 1998 was $32.9 million compared to $42.2 million for 1997 and $46.7 million for 1996. Average revenue realized per ounce of gold dropped to $310 in 1998 from $328 in 1997. The average realized price per ounce for gold in 1996 was $384. The decline in gold prices accounted for $7.4 million of the $9.3 million decrease in revenues from 1997 to 1998. The remaining $1.9 million of the decrease resulted from reduced production. Revenue decreased $6.8 million due to the changes in the price of gold from 1996 to 1997. The increase in production for the year ended December 31, 1997 increased revenue realized during 1997 by $2.3 million over the year ended 1996.

COST OF PRODUCTION

The cash cost of production includes mining, processing and direct mine overhead costs while royalties, selling, general and administrative costs and depreciation and depletion costs are excluded.

The Company's cash cost of production for the year ended December 31, 1998 was $21.8 million, a decrease of 22% over the $28.0 million incurred for the year ended December 31, 1997. The reduced costs reflect the cessation of mining at the Picacho Mine in January of 1998 and the reduction in operating shifts at the Rand Mine as a result of lower gold prices.

Cash costs of production of $28.0 million for the year ended December 31, 1997 were 15% greater than the $24.4 million incurred for the year ended December 31, 1996. Approximately $1.4 million of the increase in costs resulted from increased production of 7,080 ounces of gold. An additional $2.2 million was written off the carrying value of work-in-process inventories at the Picacho and Rand Mines resulting from re-valuing the ounces of gold on the heap leach pads to net realizable value.

The average cash cost per ounce of gold production decreased to $206 per ounce during 1998 from a 1997 rate of $218 per ounce. This was due to the cessation of mining at Picacho, resulting in reduced labor and operating costs, as well cost reductions at the Rand Mine. The average cash cost per ounce of gold production in 1996 was $200 per ounce. The increase between 1997 and 1996 was due primarily to the inventory cost adjustments.

OTHER INCOME AND EXPENSES

Depreciation and depletion charges for the year ended December 31, 1998 were $8.9 million. This represents a $2.1 million decrease from the $11.0 million charge incurred in the year ended December 31, 1997. The reduction is a result of the decrease in production and the corresponding reduction in depreciation and depletion charged on a "unit-of-production" basis. The cutbacks in staffing generated fewer hours of machine operation and, consequently, a reduction in depreciation based on "machine hours" of operation.

For the year ended December 31, 1997, depreciation and depletion charges were $11.0 million compared to the $10.6 million incurred for the year ended December 31, 1996. The increase was principally attributable to the increase in gold production during 1997 using the same "unit-of-production" basis.

Royalty expense of $2.0 million for the year ended December 31, 1998 was $0.9 million less than the $2.9 million incurred during 1997. The lower royalty expense was a result of a lower gold prices, fewer ounces produced and a higher proportion of the production coming from the Rand Mine, which has a lower royalty rate. During 1996, royalty expense was $2.8 million.

Exploration costs in the year ended December 31, 1998 totaled $34,000 compared to the $0.9 million expensed during 1997 and $1.0 million in 1996. The Company significantly reduced exploration activity during 1998 due to the decision to seek out growth opportunities through acquisitions.

Selling, general and administrative expenses of $2.6 million for the year ended December 31, 1998 were lower than the $3.3 million and $3.2 million incurred during 1997 and 1996 respectively. The reduction was due to restructuring activities that took place in the first quarter of 1998, which included closing of the Vancouver office and transferring the administrative and financial functions to the Reno office. Restructuring charges of $0.7 million were incurred in 1997 relating to these changes.

During 1998 a loss of $1.1 million was incurred from the sales or write-downs of the Company's investments in various junior exploration companies. This compares to the $4.6 million written off in 1997 on the Company's investment in two junior exploration companies as well as a $1.5 million write-down on the Cieneguita project. There were no write-downs during the year ended December 31, 1996.

Interest and other income for 1998 and 1997 totaled $1.5 million and $1.3 million, respectively, comprised primarily of investment income on the Company's cash balances. $0.8 million income for the year ended December 31, 1996 includes a gain of approximately $0.6 million from the sale of the investment in Aquiline Resources.

Interest expense and amortization of financing costs for the year ended December 31, 1998 was $63,000 compared to the December 31, 1997 expense of $49,400. Interest expense and amortization of financing costs under such facilities totaled $215,000 in 1996. The reduction in both years was primarily due to the termination of a credit facility in 1997.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW
The Company had working capital of $34.2 million at December 31, 1998 compared to $36.4 million at December 31, 1997 and $38.7 million at December 31, 1996. The long-term liabilities consisting of reserves for reclamation and deferred taxes totaled approximately $4.7 million at December 31, 1998, $4.7 million at December 31, 1997 and $2.7 million at December 31, 1996.

During 1998 cash flow from operations totaled $9.3 million compared to $12.1 million for the year 1997, and $12.9 million in 1996. The decrease in cash flow is primarily attributable to the decrease in the realized price per ounce of gold as well as fewer ounces of gold being produced.

Capital Resources

In July, 1998, the Company completed the purchase of the remaining 40% interest in the Cieneguita project held by the Company's joint venture partner, Aquiline Resources Inc. The Company paid $0.6 million in cash and canceled debt and issued 25,000 common shares of the Company at $4.25 per share.

On October 19, 1998 the Company acquired all of the issued and outstanding shares of Mar-West Resources Ltd. The Company issued 7,539,905 common shares to Mar-West shareholders and paid $4.3 million in cash. (Refer to Note 3 of the financial statements.)

Subsequently, effective March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources, Inc. The Company issued 29,227,820 common shares and paid Cdn.$52,883,007 (approximately US$35,000,000). Rayrock has interests in three open-pit gold mines in Nevada as well as a producing copper mine in Chile. (Refer to Note 16 of the financial statements.)

During the year ended December 31, 1996, the Company sold 4,500,000 common shares by public offering in Canada . Net proceeds to the Company were approximately US$31,500,000.

No dividends are planned to be declared or paid in 1999 due to the loss incurred in 1998. No dividends were paid or declared in 1998. A dividend of $0.05 per share was paid on March 28, 1997 to shareholders of record at March 14, 1997. No dividends were declared or paid during the year ended December 31, 1996.

CAPITAL EXPENDITURES

During the year ended December 31, 1998, a total of $6.5 million was expended on capital projects and investments as compared to the $11.5 million spent during 1997 and $24.9 million during 1996. Major expenditures during the fiscal year 1998 were as follows:


                                                                              (in $millions)
                                                                              --------------
        Drilling, exploration and claims acquisition at Rand Mine                  $0.5
        Completion of Rand Pad Phase II Construction                                4.5
        Imperial Project planning, permitting, development                          1.4
        Other                                                                       0.1
                                                                                   ----
                                                                                   $6.5


The Company paid deposits totaling $7.0 million during 1997 and 1996 (of the total cost of $7.8 million) for the acquisition of a shovel for the Imperial Project which is stored at the supplier's site. Further major capital expenditures for the Imperial Project have been postponed until all permits are received and project economics improve.

Capital expenditures and funds for exploration for 1999 are estimated to be approximately $25 million. The primary expenditures are expected to be for the San Martin project in Honduras (approximately $15.4 million), acquired by the Company in the Mar-West acquisition. Additional expenditures are planned at the Imperial project and the new properties acquired in the Mar-West and Rayrock acquisitions. Exploration expenditures are budgeted at approximately $6.0 million, of which $1.0 million is expected to be charged against earnings in 1999. The Company believes that estimated cash flows from operations and current cash reserves will be sufficient to fund these anticipated expenditures.

In the course of business the Company may issue debt or equity securities to meet the growth plans of the Company if it determines that additional resources could be obtained under favorable financial market conditions. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company.

HEDGING

During the third quarter of 1997, the Company implemented a limited policy to hedge future gold production. This policy was amended in February 1998 to allow hedging of 60% of the Company's planned production for up to five years. As at December 31, 1998, the Company had outstanding call options on 10,000 ounces of gold expiring January 1999, as well as forward sales of 3,000 ounces of gold for delivery in January 1999. This compares to a 1997 position of put options for 24,000 ounces of gold at $325 per ounce expiring through April 1998. (Refer to Item 7A - Qualitative and Quantitative Disclosures About Market Risk.)

ENVIRONMENTAL, REGULATORY AND OTHER RISK FACTORS

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

Though the Company believes that its mining operations are in compliance with all present health, safety and environmental rules and regulations there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that the cost of compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future. However, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted. During the years ended December 31, 1998, 1997, and 1996, there were no material expenditures for environmental control facilities other than for design of monitoring systems at the Rand Mine. The Company estimates that it will make no material capital expenditures in this area during the year ending December 31, 1999, other than monitoring systems incorporated into leach pad construction and expansion programs. At the corporate level, an Environmental Compliance Committee and Policy Statement have been established to assure measurable standards for internal environmental audits for review by the Board of Directors. The Committee has been active and is satisfied the Company is complying with regulatory parameters.

As of December 31, 1998, the Company had in place $0.9 million of letters of credit issued as security for future reclamation costs. The Company also has an arrangement with a bonding company which has replaced letters of credit in the amount of $3.9 million with bonds issued as security for future reclamation costs.

REGULATORY
Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the General Mining Law of 1872 which would affect the Company's unpatented mining claims on federal lands, including a royalty on gold production. Any levy of the type proposed in the past would only apply to unpatented federal lands and accordingly would have an insignificant effect on the economics of the Rand Mine's production from the Yellow Aster Pit. It cannot be predicted if these proposals will become law. However, should a royalty become law, it will affect the profitability of Rand's production from the Baltic and Lamont Pits, the Imperial Project, and the newly-acquired Rayrock mines. A net profits royalty of 5% to the U.S. government, which may or may not be an adequate allowance, was included in the final feasibility study for the Imperial Project and is included in the estimated total cost of production.

OTHER RISK FACTORS
The Company's mineral development and mining activities and profitability involve significant risks due to numerous factors outside of its control including, but not limited to: the price of gold, changes in the regulatory environment, various foreign exchange fluctuations, and risks inherent in mining.

A major external factor that has a marked effect on liquidity, either positive or negative, is the price of gold bullion on international markets. The Company's break-even price per ounce of gold includes all costs, including depreciation and depletion, royalties, corporate administration and exploration but excludes inventory and investment write downs and one-time costs associated with the corporate restructuring. For the year ended December 31, 1998 the Company's break-even price was $319, compared to $328 for 1997, and $340 for 1996, including depreciation and depletion of $84 per ounce of gold for the year ending December 31, 1998, $86 per ounce in 1997, and $87 per ounce in 1996. Any sustained changes in the price of gold over or under these levels will appreciably affect the Company's general liquidity position, and could substantially increase or decrease revenues, earnings and cash flow.



OTHER MATTERS
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date resulting in errors when information using year 2000 dates is processed. In addition similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company believes that its recordkeeping and reporting systems are already compliant. The Company has state-of-the-art systems using relational technology already in place. All network servers have been certified compliant by their manufacturer. The Company has planned additional software upgrades which will underscore the readiness of the system. Due to the nature of the Company's business, there are few interconnects and interdependencies to consider. The critical major equipment suppliers have been contacted and have already indicated their compliance or are keeping the Company informed of their progress. Contingency planning is ongoing and consists of continuing contact with major suppliers not yet certifying compliance regarding correction or mitigation efforts. The Company expects total in-house compliance and completion of supplier assessment by early third quarter 1999.

There have been limited specific Year 2000 costs incurred by the Company. Hardware and software upgrades were planned based on business requirements. Additional expenditures prior to year-end 1999 are not expected to exceed $10,000. The nature of the Company's mining business is not "high-tech" and consequently not significantly dependent on computer hardware or software outside the financial reporting systems, which have already been addressed. The Company expects no material change in revenues due to Year 2000 issues.

ITEM 7A  - QUALITATIVE AND QUANTITATIVE DISCLOSURES
           ABOUT MARKET RISK

As noted in Item 7 "Other Risks" the Company is subject to changes in metals prices which directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, the Company believes it is important to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives", the value of which is "derived" from movements in the prices or rates associated with the underlying product.

The Company's hedging policy was established to protect the Company's production by use of forward contracts, spot deferred contracts, and options, in any combination. The Company continuously monitors its position with respect to the unrealized gains and losses and to ensure compliance with Company policy.

The Company also invests cash balances in short-term investments which are subject to interest rate fluctuations. Because these investments are in highly liquid, short-term instruments, any impact of an interest rate change will not be material.

The table below sets forth the positions of the Company at December 31, 1998.

        (in millions of U.S dollars)                Maturity 1999                    Fair Value at
                                                                                     12/31/98
        Assets:
           Short-term investments                   $23.0                            $ 23.0

        Derivatives:
           Gold Forward Sales
             Ounces                                 3,000                            $ 17.0
             Price per ounce                         $294

           Gold Call Options sold:
             Ounces                                10,000                              nil
             Price per ounce                         $310

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                    Page
-----------------------------                                                                    ----
Report of Independent Chartered Accountants                                                        51

Consolidated Balance Sheets at December 31, 1998 and 1997                                          52

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997, and 1996                                                                53

Consolidated Statements of Retained Earnings for the years
  ended December 31, 1998, 1997 and 1996.                                                          54

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996        55

Notes to Consolidated Financial Statements                                                         56

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Glamis Gold Ltd. as at December 31, 1998 and 1997 and the consolidated statements of operations, retained earnings and cash flows for each of the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years ended December 31, 1998, 1997 and 1996 in accordance with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years ended December 31, 1998, 1997 and 1996 and shareholders' equity as at December 31, 1998 and 1997 to the extent summarized in note 17 to the consolidated financial statements.


"KPMG LLP"

Chartered Accountants


Vancouver, Canada

February 18, 1999, except as to note 16, which is as of February 26, 1999

GLAMIS GOLD LTD.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

As at December 31

-----------------------------------------------------------------------------------------------------------
                                                                                      1998           1997
-----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents ................................................     $ 26,170       $ 26,913
     Accounts receivable ......................................................          986            340
     Taxes recoverable ........................................................           --          1,043
     Inventories (note 4) .....................................................       10,629         12,219
     Prepaid expenses .........................................................          433            422
-----------------------------------------------------------------------------------------------------------
                                                                                      38,218         40,937

Plant and equipment and mine development costs (note 5) .......................       79,655         58,074

Other assets (note 6) .........................................................        1,288          2,632
-----------------------------------------------------------------------------------------------------------

                                                                                    $119,161       $101,643
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities .................................     $  3,583       $  4,113
     Taxes payable ............................................................          177             --
     Royalties payable ........................................................          302            394
-----------------------------------------------------------------------------------------------------------
                                                                                       4,062          4,507

Reserve for reclamation costs (notes 6(a) and 15(b)) ..........................        2,523          2,207

Deferred income taxes .........................................................        2,217          2,500
-----------------------------------------------------------------------------------------------------------
                                                                                       8,802          9,214
Shareholders' equity:
     Share capital (note 7):
         Authorized:
             200,000,000 common shares without par value
                5,000,000 preferred shares, Cdn$10 par value, issuable
                           in Series
         Issued and fully paid:
           38,860,612 (1997 - 31,222,707) common shares .......................      109,587         89,650
     Contributed surplus ......................................................           63             63
     Retained earnings ........................................................          709          2,716
-----------------------------------------------------------------------------------------------------------
                                                                                     110,359         92,429

Commitments and contingencies (notes 5 and 15)
Subsequent event (note 16)

-----------------------------------------------------------------------------------------------------------
                                                                                    $119,161       $101,643
===========================================================================================================


See accompanying notes to consolidated financial statements.
On behalf of the Board:

                        Director                                Director

GLAMIS GOLD LTD.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996

----------------------------------------------------------------------------------------------------------
                                                                    1998            1997            1996
----------------------------------------------------------------------------------------------------------
Revenue from gold production ..............................       $ 32,869        $ 42,235        $ 46,739
Cost of production ........................................         21,807          28,003          24,353
----------------------------------------------------------------------------------------------------------
                                                                    11,062          14,232          22,386

Expenses:
     Depreciation and depletion ...........................          8,871          11,040          10,590
     Royalties ............................................          2,046           2,870           2,805
     Exploration ..........................................             34             926           1,038
     Selling, general and administrative ..................          2,558           3,295           3,223
     Write-down of investments and properties .............          1,091           4,583              --
     Restructuring costs ..................................             --             722              --
----------------------------------------------------------------------------------------------------------
                                                                    14,600          23,436          17,656
----------------------------------------------------------------------------------------------------------

Earnings (loss) from operations ...........................         (3,538)         (9,204)          4,730

Interest and other income (expense) (note 8) ..............          1,543           1,339             777
Interest and amortization of financing costs ..............            (63)            (49)           (215)
----------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes .......................         (2,058)         (7,914)          5,292

Provision for income taxes (note 9):
     Current (recovery) ...................................            232            (985)          1,544
     Deferred .............................................           (283)          1,350            (311)
----------------------------------------------------------------------------------------------------------
                                                                       (51)            365           1,233
----------------------------------------------------------------------------------------------------------

Net earnings (loss) .......................................       $ (2,007)       $ (8,279)       $  4,059
==========================================================================================================

Basic earnings (loss) per share ...........................       $  (0.06)       $  (0.27)       $   0.15
==========================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Retained Earnings
(Expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996

----------------------------------------------------------------------------------------------------------
                                                                     1998            1997            1996
----------------------------------------------------------------------------------------------------------
Retained earnings, beginning of year                              $  2,716        $ 12,529        $  8,470

Net earnings (loss)                                                 (2,007)         (8,279)          4,059

Dividends                                                               --          (1,534)             --
----------------------------------------------------------------------------------------------------------

Retained earnings, end of year                                    $    709        $  2,716        $ 12,529
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996

----------------------------------------------------------------------------------------------------------
                                                                     1998            1997            1996
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities (note 10)               $  9,331        $ 12,067        $ 12,941

Cash flows from investing activities:
     Purchase of plant and equipment, net of disposals              (5,228)         (8,403)        (17,614)
     Mineral property acquisition and mine development
       costs                                                        (4,778)         (2,272)         (2,414)
     Proceeds from sale of investments                                 294              --           1,250
     Purchase of investments                                            --              --          (4,052)
     Purchase of other assets                                         (492)           (792)             --
----------------------------------------------------------------------------------------------------------
                                                                   (10,204)        (11,467)        (22,830)

Cash flows from financing activities:
     Proceeds from issuance of common shares                           130           1,354          32,220
     Dividends                                                          --          (1,534)             --
----------------------------------------------------------------------------------------------------------
                                                                       130            (180)         32,220
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during
   the year                                                           (743)            420          22,331

Cash and cash equivalents, beginning of year                        26,913          26,493           4,162
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                            $ 26,170        $ 26,913        $ 26,493
==========================================================================================================

Supplemental disclosures of cash flow information
   (see also note 11):
     Cash paid during the year for:
         Interest                                                 $     47        $     18        $    144
         Taxes                                                         164             155             775
==========================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


1.   NATURE OF OPERATIONS:

     The Company and its wholly-owned subsidiaries are engaged in the exploration, development and extraction of precious metals principally in the State of California in the United States of America, the State of Chihuahua in the Republic of Mexico, and in Honduras and Guatemala in Central America. Also see note 16.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Generally accepted accounting principles:

          These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in Canada, which conform, in all material respects, with those generally accepted in the United States, except as explained in note 17.

     (b)  Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. As at December 31, 1998 the Company's active subsidiaries are wholly-owned and are as follows:

          - Glamis Gold, Inc. and its subsidiaries Chemgold, Inc., Glamis Rand Mining Company, Glamis Exploration Inc. and Glamis Imperial Corporation;

          -    Minera Glamis Mexico, S.A. de C.V. and its subsidiaries; and

          -    Mar-West Resources Ltd. and its subsidiaries

          Investments in other companies are carried at cost less provisions for impairment in value.

     (c)  Cash equivalents:

          Cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having original maturities of three months or less, that are readily convertible to contracted amounts of cash.

     (d)  Inventories:

          (i) Finished goods inventory is stated at market less refinery charges.

          (ii) Work-in-progress inventory, which is ore on the leach pads, consists of mining costs related to the ore being processed and is stated at the lower of cost or net realizable value. These costs will be charged to operations and included in cost of production on the basis of ounces of gold recovered. Based upon actual gold recoveries and operating plans, the Company continuously evaluates and refines estimates used in determining the costs charged to operations and the carrying value of costs associated with the ore on the leach pads.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 2
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (d)  Inventories (continued):

          (iii) Supplies and spare parts inventory is stated at the lower of cost, using the first-in, first-out method, or replacement cost.

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

     (g)  Reserve for reclamation costs:

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 3
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (h)  Revenue recognition:

          Revenue is recognized when gold is ready for shipment to the refinery.

     (i)  Income taxes:

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

     (j)  Translation of foreign currencies:

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

          The Company's Mexican subsidiary, Minera Glamis Mexico, S.A. de C.V. ("Minera Glamis") and the foreign subsidiaries of Mar-West Resources Ltd. ("Mar-West"), are treated as integrated operations and the related accounts are translated into United States dollars using the temporal method as follows:

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 4
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (k)  Estimates:

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

     (l)  Comparative figures:

          Certain of the prior years comparative figures have been reclassified to conform with the presentation adopted for the current year.


3.   ACQUISITION OF MAR-WEST:

     On October 19, 1998, the Company received the final approvals necessary to complete an agreement with Mar-West, a Canadian public company, to acquire all of the issued and outstanding shares of Mar-West pursuant to a plan of arrangement. The terms of the agreement gave the shareholders of Mar-West the right to receive either 0.5 common shares of the Company for each Mar-West share held, or 0.4 common shares of the Company and Cdn$0.48 cash for each Mar-West share held. Mar-West is an exploration company holding a 100% interest in the San Martin Project located in central Honduras, a 100% interest in the Cerro Blanco Project located in Guatemala, as well as interests in other mineral properties in Central America. The transaction was accounted for by the purchase method and is summarized below:

     Net assets acquired at fair market value:
          Mineral properties                                                                         $   21,648
          Capital assets, net                                                                               179
          Net non-cash working capital deficiency                                                          (220)
          -------------------------------------------------------------------------------------------------------
                                                                                                         21,607
          Cash and cash equivalents                                                                       3,087
     ------------------------------------------------------------------------------------------------------------

                                                                                                     $   24,694
     ============================================================================================================

     Consideration given:
          Cash                                                                                       $    4,329
          Issue of 7,539,905 common shares of the Company                                                19,701
     Transaction costs                                                                                      664
     ------------------------------------------------------------------------------------------------------------

                                                                                                     $   24,694
     ============================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 5
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



4.   INVENTORIES:

     ------------------------------------------------------------------------------------------------------------
                                                                                      1998                 1997
     ------------------------------------------------------------------------------------------------------------
      Finished goods                                                             $   4,048            $   3,403
      Work-in-progress                                                               5,835                8,256
      Supplies and spare parts                                                         746                  560
     ------------------------------------------------------------------------------------------------------------

                                                                                 $  10,629            $  12,219
     ============================================================================================================


5. PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS:

     ------------------------------------------------------------------------------------------------------------
                                                                                      1998                 1997
     ------------------------------------------------------------------------------------------------------------
     Plant and equipment and mine development costs, net of accumulated depreciation and depletion of $71,671 (1997 - $63,113):
          Plant and equipment                                                    $  33,163            $  33,152
          Mineral property acquisition costs                                        29,492                9,521
          Mine development costs                                                    17,000               15,401
     ------------------------------------------------------------------------------------------------------------

                                                                                 $  79,655            $  58,074
     ============================================================================================================

     ------------------------------------------------------------------------------------------------------------
                                                                                      1998                 1997
     ------------------------------------------------------------------------------------------------------------
     Allocated to the projects as follows:
          Rand Mine (note 5(a))                                                  $  35,259            $  36,860
          Picacho Mine (note 5(b))                                                     542                1,821
          Cieneguita Project (note 5(c))                                             1,265                  487
          Exploration and development properties (note 5(d))                        42,420               18,639
          Administrative offices                                                       169                  267
     ------------------------------------------------------------------------------------------------------------

                                                                                 $  79,655            $  58,074
     ============================================================================================================

     (a) Rand Mine:
         --------------------------------------------------------------------------------------------------------
                                                                                      1998                 1997
         --------------------------------------------------------------------------------------------------------
         Plant and equipment                                                     $  52,928            $  48,411
         Mineral property acquisition costs                                         13,887               13,887
         Mine development costs                                                     17,036               16,090
         --------------------------------------------------------------------------------------------------------
                                                                                    83,851               78,388
          Less accumulated depletion and depreciation                               48,592               41,528
         --------------------------------------------------------------------------------------------------------
                                                                                 $  35,259            $  36,860
         ========================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 6
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



5.   PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

     (a)  Rand Mine (continued):

          The Rand Mine is comprised of three ore bodies: the Yellow Aster pit, the Baltic pit and the Lamont pit; and three leach pad and related processing facilities: the Yellow Aster facilities, the Baltic facilities and the Rand facilities (note 15(c)); located in Kern County, California.

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

          (ii) Baltic and Lamont:

               Certain of the Baltic pit and facilities and the Lamont pit are situated on patented claims which are subject to various agreements with the owners of the underlying claims that provide for minimum property payments and royalties on production from the claims. The royalties average 1-1/2% of net smelter returns and the minimum annual property payments due over the next five years are approximately as follows:

               --------------------------------------------------------------------------------------------------
               Fiscal year                                                            Minimum property payments
               --------------------------------------------------------------------------------------------------
               1999                                                                                      $  187
               2000                                                                                         207
               2001                                                                                         226
               2002                                                                                         278
               2003                                                                                         318
               ==================================================================================================


     (b)  Picacho Mine:

          -------------------------------------------------------------------------------------------------------
                                                                                       1998                 1997
          -------------------------------------------------------------------------------------------------------
          Plant and equipment                                                     $   7,930            $   8,079
          Mineral property acquisition costs                                          5,799                5,799
          Mine development costs                                                      9,275                9,275
          -------------------------------------------------------------------------------------------------------
                                                                                     23,004               23,153
          Less accumulated depletion and depreciation                                22,462               21,332
          -------------------------------------------------------------------------------------------------------

                                                                                  $     542            $   1,821
          =======================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 7
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



5.   PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

     (b)  Picacho Mine (continued):

          (i)  Lease:

               The Picacho Mine is located on leased property in Imperial County, California, and operates under a conditional use permit. The lease, which expires in 1999, contains a 20 year renewal option.

          (ii) Royalties:

               The Company is required to pay monthly royalties of 10% of net smelter returns under terms of the lease agreement with the Picacho Mine claim owners. The minimum annual royalty payment required is $30,000 when gold is $200 per ounce. The minimum royalty amount increases or decreases by $1,000 per year for each $5 per ounce change in the gold price.

     (c)  Cieneguita Project:

          --------------------------------------------------------------------------------------------------------
                                                                                      1998                  1997
          --------------------------------------------------------------------------------------------------------
          Property and equipment                                                 $     755             $     538
          Mineral property acquisition and development costs                         2,277                 1,660
          --------------------------------------------------------------------------------------------------------
                                                                                     3,032                 2,198
          Less accumulated depletion, depreciation and write-offs                   (1,767)                 (253)
          Less write-off of mineral property acquisition and development
           costs                                                                         -                (1,458)
          --------------------------------------------------------------------------------------------------------

                                                                                 $   1,265             $     487
          ========================================================================================================

          In 1992, the Company signed a letter agreement with Aquiline Resources Inc. ("Aquiline"), a company with a common director until 1996, to earn a 60% interest in the Cieneguita Project (the "Project"), a mineral concession located in the State of Chihuahua, Mexico, that was earned during the year ended June 30, 1995.

          During the year ended December 31, 1998, the Company completed the purchase of the remaining 40% interest in the Project held by Aquiline for $318,750 in cash, the issuance of 25,000 common shares of the Company and the cancellation of amounts totalling $307,611 due from Aquiline.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 8
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



5.   PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

     (d)  Exploration and development properties:

          --------------------------------------------------------------------------------------------------------
                                                                                       1998                 1997
          --------------------------------------------------------------------------------------------------------
          Imperial Project (note 5(d)(i)):
               Plant and equipment                                                $   7,336            $   7,132
               Mineral property acquisition costs                                     3,330                3,330
               Mine development costs                                                 9,361                8,177
               ---------------------------------------------------------------------------------------------------
                                                                                     20,027               18,639

          San Martin Project (note 5(d)(ii))                                         12,346                    -
          Cerro Blanco Project (note 5(d)(iii))                                       9,484                    -
          Other                                                                         563                    -
          --------------------------------------------------------------------------------------------------------

                                                                                  $  42,420            $  18,639
          ========================================================================================================

          (i)  Imperial Project:

               The Imperial Project consists of certain unpatented mining claims located in eastern Imperial County in the State of California. Consideration given to acquire the Company's 100% interest in the Imperial Project included a net smelter return royalty of 1-1/2% on gold production from the property. During 1996, the Company entered into an agreement for the purchase of equipment totalling approximately $7,800,000 of which $7,001,000 has been paid as a deposit. Title does not transfer to the Company until the equipment is erected on the property. Permits to operate the project are being sought from the appropriate regulatory authorities and are expected to be received in 1999.

          (ii) San Martin Project:

               The San Martin Project is an advanced-stage gold property consisting of a 100% interest in one exploration concession covering 14,100 hectares in central Honduras. It was acquired by the Company in 1998 as part of the acquisition of Mar-West (note
               3).

          (iii) Cerro Blanco Project:

               The Cerro Blanco Project is an advanced-stage gold property consisting of a 100% interest in one granted concession and eight concession applications in southern Guatemala. It was acquired by the Company in 1998 as part of the acquisition of Mar-West (note
               3).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 9
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



6.   OTHER ASSETS:

     ------------------------------------------------------------------------------------------------------------
                                                                                       1998                 1997
     ------------------------------------------------------------------------------------------------------------
     Investment in other companies, at cost less provision for impairment in value (quoted market value $530,000; 1997 -
       $1,492,000)                                                                $      20             $  1,492
     Environmental bonds - restricted deposits (note 6(a))                              714                  511
     Receivable from Aquiline Resources Inc. (note 5(c))                                  -                  348
     Drilling equipment                                                                 252                  252
     Loan origination costs and deferred interest                                         -                   16
     Other                                                                              302                   13
     ------------------------------------------------------------------------------------------------------------

                                                                                  $   1,288             $  2,632
     ============================================================================================================


     (a)  Environmental Bonds - Restricted deposits:

          During 1997, the Company entered into an agreement with a bonding company to issue reclamation bonds to regulatory authorities as security for future reclamation costs. Under the terms of the agreement with the bonding company, the Company must provide collateral of 15% of the outstanding bond amount as either a cash deposit or a letter of credit and pay an annual fee of 0.875% of the face amount of the bonds. As at December 31, 1998, the bonding company had issued reclamation bonds in the amount of $3,894,000 (1997 - $3,411,000) of which the Company provided letters of credit totaling $687,000 (1997 - $511,000). The letters of credit are secured with cash deposits totaling $714,000 which earn interest at a fixed rate of return of 5%

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 10
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



7.   SHARE CAPITAL:

     (a)  Issued and fully paid:

         --------------------------------------------------------------------------------------------------------
                                                                               Number of shares           Amount
         --------------------------------------------------------------------------------------------------------
         Balance as at December 31, 1995                                             26,386,707       $   56,076
         Issued during the year:
              For cash consideration under the terms of directors' and
                employees' stock options                                                118,000              785
              For cash consideration pursuant to an underwriting agreement
                dated November 18, 1996                                               4,500,000           31,435
         --------------------------------------------------------------------------------------------------------

         Balance as at December 31, 1996                                             31,004,707           88,296
         Issued during the year:
              For cash consideration under the terms of directors' and
                employees' stock options                                                218,000            1,354
         --------------------------------------------------------------------------------------------------------

         Balance as at December 31, 1997                                             31,222,707           89,650
         Issued during the year:
              For cash consideration under the terms of directors' and
                employees' stock options                                                 73,000              130
              Issued upon acquisition of Mar-West (note 3)                            7,539,905           19,701
              Issued upon acquisition of remaining 40% interest in the
                Cieneguita Project (note 5(c))                                           25,000              106
         --------------------------------------------------------------------------------------------------------

         Balance as at December 31, 1998                                             38,860,612       $  109,587
         ========================================================================================================


     (b)  Stock options:

          At December 31, 1998, a total of 2,064,000 common shares for directors and officers and 546,500 common shares for employees were reserved for issuance under options granted. These options expire at varying dates to November 30, 2003 and are exercisable at prices ranging from Cdn$0.50 to Cdn$12.625 per share.

          Stock options granted during the year ended December 31, 1998 under the terms of directors' and employees' stock option plans, and through the continuance of Mar-West options upon the acquisition of Mar-West on October 19, 1998, were at prices ranging from Cdn$0.50 to Cdn$5.15 per share (1997 - Cdn$4.60 to Cdn$10.10 per share).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 11
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



7.   SHARE CAPITAL (CONTINUED):

     (b) Stock options (continued):

         The continuity of directors' and employees' stock options (in thousands of shares) is as follows:

         -------------------------------------------------------------------------------------------------------
                                                                          1998             1997             1996
         -------------------------------------------------------------------------------------------------------
         Balance outstanding, beginning of year                          1,870              950              768
         Granted during the year                                           387            1,273              300
         Granted on conversion of Mar-West employees' and
          directors' stock options                                         533                -                -
         Exercised at an average price of Cdn$2.62
          (1997 - Cdn$8.75; 1996 - Cdn$9.21)                               (73)            (218)            (118)
         Cancelled during the year                                        (107)            (135)               -
         -------------------------------------------------------------------------------------------------------

         Balance outstanding, end of year                                2,610            1,870              950
         =======================================================================================================


8.   INTEREST AND OTHER INCOME (EXPENSE):

     -----------------------------------------------------------------------------------------------------------
                                                                          1998            1997             1996
     -----------------------------------------------------------------------------------------------------------
     Interest income                                                  $  1,740        $  1,385           $  189
     Foreign exchange loss                                                 (41)            (46)             (39)
     Gain (loss) on sale of investments                                   (156)              -              627
     -----------------------------------------------------------------------------------------------------------

                                                                      $  1,543        $  1,339           $  777
     ===========================================================================================================

9.   INCOME TAXES:

     The provision for income taxes differs from the Canadian federal and British Columbia provincial statutory rate as follows:

     -----------------------------------------------------------------------------------------------------------
                                                    1998                    1997                    1996
     -----------------------------------------------------------------------------------------------------------
                                              Amount     Rate %       Amount     Rate %       Amount     Rate %
     -----------------------------------------------------------------------------------------------------------
     Income tax expense (benefit)
      computed at statutory rates            $  (938)     (45.6)   $  (3,609)     (45.6)   $   2,414       45.6
     Permanent differences                      (125)      (6.1)         (94)      (1.2)        (105)      (2.0)
     Foreign taxes different from
      statutory rate                             272       13.2        2,742       34.6       (1,163)     (21.9)
     Utilization of deductions not
      reflected in the accounts                    -          -         (396)      (5.0)        (486)      (9.2)
     Other                                       740       36.0        1,722       21.8          573       10.8
     -----------------------------------------------------------------------------------------------------------

                                            $    (51)      (2.5)   $     365        4.6    $   1,233       23.3
     ===========================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 12
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


9.   INCOME TAXES (CONTINUED):

     (a)  Potential future tax benefits:

          At December 31, 1998, the Company has Canadian tax pools of approximately Cdn$4 million, Mexican operating losses of approximately Pesos $12 million (approximately $1,200,000), and certain Honduran and Guatemalan tax deductions available which may be carried forward and used to reduce certain taxable income in future years. The potential income tax benefits related to these items have not been reflected in the accounts.

     (b)  Deferred income taxes:

          Deferred income taxes arising from reporting expenses for tax purposes at amounts differing from those charged to earnings are as follows:

         -------------------------------------------------------------------------------------------------------
                                                                           1998              1997          1996
         -------------------------------------------------------------------------------------------------------
         Depreciation, depletion and amortization                       $  (818)          $   873       $  (827)
         Exploration and development cost                                   301              (290)          582
         Revenue not recognized for tax purposes, net                        58               188           238
         Other                                                              176               579          (304)
         -------------------------------------------------------------------------------------------------------

                                                                        $  (283)         $  1,350       $  (311)
         =======================================================================================================


10.  RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES:

     The computation of net cash provided by operating activities is as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                        1998             1997             1996
     ----------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                            $  (2,007)       $  (8,279)       $   4,059
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and depletion                                    8,871           11,040           10,590
          Amortization of financing costs                                  16               31               71
          Reserve for reclamation costs                                   316              628              415
          Write-down of investments and properties                      1,091            4,583                -
          Deferred income taxes                                          (283)           1,350             (311)
          Loss (gain) on sale of investments                              156                -             (627)
          Decrease (increase) in accounts receivable                     (646)            (134)              87
          Decrease (increase) in taxes recoverable/payable              1,220           (1,540)             901
          Decrease (increase) in inventories                            1,230            3,905           (3,632)
          Decrease (increase) in prepaid expenses                         (11)            (164)              52
          Increase (decrease) in accounts payable and
            accrued liabilities                                          (530)             807            1,044
          Increase (decrease) in royalties payable                        (92)            (160)             292
     ----------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                      $   9,331        $  12,067        $  12,941
     ==========================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 13
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



11.  NON-CASH INVESTING ACTIVITIES:

     During the year ended December 31, 1998, the Company issued common shares pursuant to the following transactions:

     (a) The acquisition of all of the issued and outstanding shares of Mar-West for consideration as follows (see also note 3):
                  Fair value of assets acquired                                                         $  24,694
                  Less cash and transaction costs paid                                                     (4,993)
                                                                                                        ---------
                  Consideration paid through the issuance of common shares                              $  19,701
                                                                                                        =========

     (b) The acquisition of the remaining 40% interest in the Cieneguita Joint
         Venture for consideration as follows (see also note 5(c)):
                  Fair value of assets acquired                                                         $     733
                  Less cash paid                                                                             (319)
                                                                                                        ---------
                  Non-cash consideration                                                                $     414
                                                                                                        =========

              Non-cash consideration consisted of:
                  Cancellation of amounts receivable                                                    $     308
                  Consideration paid through the issuance of common shares                                    106
                                                                                                        ---------
                                                                                                        $     414
                                                                                                        =========


12.  FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT:

     During 1996, the Company retroactively adopted new presentation and disclosure standards with respect to financial instruments. The adoption of the new standards did not change earnings previously reported.

     (a)  Hedging:

          In order to protect against the impact of declining gold prices, the Company has entered into forward sales and option contracts to effectively provide a minimum price for a portion of inventories and future production. Contracted prices on forward sales and options are recognized in revenues as designated production is delivered to meet commitments.

          As at December 31, 1998, the Company had outstanding call options on 10,000 ounces of gold at $310 per ounce expiring on January 27, 1999 (1997 - nil), had no put options outstanding (1997 - 24,000 ounces of gold at $325 per ounce expiring through April 1998) and had forward sales contracts for 3,000 ounces of gold at $294 per ounce expiring on January 21, 1999 (1997 - nil).

          At December 31, 1998, the unrealized gain in respect of open forward sales contracts is approximately $17,000 (1997 - nil) and in respect of open put option contracts is nil (1997 - approximately $900,000), which reflects the strike price compared to the quoted gold price.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 14
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



12.  FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (CONTINUED):

     (b)  Carrying value and fair value of financial instruments:

          Except as disclosed elsewhere in these financial statements, the carrying amounts for the Company's financial instruments approximate fair values.


13.  SEGMENTED INFORMATION:

     During 1998, the Company adopted the accounting standards related to segment disclosures recently approved by the accounting standard-setting bodies in Canada and the U.S. The information presented below is consistent with those standards. The accounting policies of all segments are consistent with those outlined in note 2 - significant accounting policies. The Company has not allocated general and administrative expenses from the corporate segment.

     (a)  Operating segments:

          The Company has determined its operating segments to be producing mines and exploration and development properties, based on the way management organizes and manages its business.

         --------------------------------------------------------------------------------------------------------
                                                                     Exploration and
                                                 Producing             development
         1998                                      mines                properties      Corporate       Total
         --------------------------------------------------------------------------------------------------------
         Revenue                                 $  32,869              $       -       $       -    $   32,869
         Cost of production                         21,807                      -               -        21,807
         Depreciation and depletion                  8,782                      -              89         8,871
         Write-down of investments and
          properties                                     -                      -           1,091         1,091
         Other operating expenses                    2,158                      -           2,480         4,638
         --------------------------------------------------------------------------------------------------------
         Earnings (loss) from operations               122                      -          (3,660)       (3,538)
         Other income (expense)                         79                      -           1,401         1,480
         --------------------------------------------------------------------------------------------------------
         Earnings (loss) before taxes            $     201              $       -      $   (2,259)   $   (2,058)
         ========================================================================================================
         Capital expenditures                    $   6,290              $  23,714      $       88    $   30,091
         ========================================================================================================
         Identifiable assets                     $  47,726              $  42,875      $   28,560    $  119,161
         ========================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 15
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996

13.  SEGMENTED INFORMATION (CONTINUED):

     (a)  Operating segments (continued):

         --------------------------------------------------------------------------------------------------------
                                                                     Exploration and
                                                 Producing             development
         1997                                      mines                properties      Corporate       Total
         --------------------------------------------------------------------------------------------------------
         Revenue                                 $  42,235              $       -      $        -    $   42,235
         Cost of production                         28,003                      -               -        28,003
         Depreciation and depletion                 10,794                      -             246        11,040
         Write-down of investments and
          properties                                 1,458                      -           3,125         4,583
         Other operating expenses                    3,431                      -           4,382         7,813
         --------------------------------------------------------------------------------------------------------
         Earnings (loss) from operations            (1,451)                     -          (7,753)       (9,204)
         Other income (expense)                       (156)                     -           1,446         1,290
         --------------------------------------------------------------------------------------------------------
         Earnings (loss) before taxes            $  (1,607)             $       -      $   (6,307)   $   (7,914)
         ========================================================================================================
         Capital expenditures                    $    (586)             $  11,035      $      226    $   10,675
         ========================================================================================================
         Identifiable assets                     $  52,693              $  18,535      $   30,415    $  101,643
         ========================================================================================================

         --------------------------------------------------------------------------------------------------------
                                                                     Exploration and
                                                 Producing             development
         1996                                      mines                properties      Corporate       Total
         --------------------------------------------------------------------------------------------------------
         Revenue                                 $  46,739              $       -      $        -     $  46,739
         Cost of production                         24,353                      -               -        24,353
         Depreciation and depletion                 10,393                      -             197        10,590
         Other operating expenses                    4,020                      -           3,261         7,281
         --------------------------------------------------------------------------------------------------------
         Earnings (loss) from operations             7,973                      -          (3,458)        4,515
         Other income (expense)                       (101)                     -             878           777
         --------------------------------------------------------------------------------------------------------
         Earnings (loss) before taxes            $   7,872              $       -       $  (2,580)    $   5,292
         ========================================================================================================
         Capital expenditures                    $  17,437              $   2,354       $     237     $  20,028
         ========================================================================================================


     (b)  Geographic information:

         --------------------------------------------------------------------------------------------------------
                                                                      North            Latin
         1998                                                        America          America          Total
         --------------------------------------------------------------------------------------------------------
         Revenue                                                    $  32,869       $        -      $    32,869
         ========================================================================================================
         Earnings (loss) from operations                            $  (3,538)      $        -      $    (3,538)
         ========================================================================================================
         Earnings (loss) before taxes                               $  (2,058)      $        -      $    (2,058)
         ========================================================================================================
         Identifiable assets                                        $  94,917       $   24,244      $   119,161
         ========================================================================================================

          In 1997 and prior years, all revenues and substantially all expenses and assets were in North America.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 16
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


14.  RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 1998, the Company was charged professional fees totalling nil (1997 - $101,000; 1996 - $216,000) by a company with common directors, and by a firm in which a former officer of the Company is a partner.

15.  COMMITMENTS AND CONTINGENCIES:

     (a)  Operating leases:

          The Company has entered into operating leases for office premises and equipment. Minimum annual lease payments required are approximately as follows:

         --------------------------------------------------------------------------------------------------------
                                                                                                  Minimum lease
         Fiscal year                                                                                   payments
         --------------------------------------------------------------------------------------------------------
         1999                                                                                            $  127
         2000                                                                                                24
         2001                                                                                                24
         2002                                                                                                18


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

          As at December 31, 1998 and 1997, there was no borrowing capacity available to the Company as the lending institution and the Company have not yet come to an agreement to renew the line of credit. However, the lender has provided letters of credit for $934,000 (1997
          - $1,336,000) to provide security for future reclamation costs.

     (c)  Legal proceedings:

          During the process of obtaining the required permits to operate the Rand facilities (note 5(a)) from the appropriate regulatory authorities in California, the Company disclosed its anticipated water requirements to be drawn from the regional water supply. Subsequent to receiving its permits, two lawsuits were filed against the Company alleging that the Company is pumping water from the regional water supply in excess of that to which it is entitled. Both plaintiffs had requested a temporary restraining order, a preliminary injunction and a permanent injunction to limit the Company's current and planned use of water pumped from the regional water supply and one plaintiff is claiming damages. During 1996, the request for a preliminary injunction was denied by the Court. During 1998, the Company settled these lawsuits with both plaintiffs.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 17
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



15.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     (d)  Possible Company Act violation:

          Prior to the Company entering into the arrangement agreement to acquire all the issued and outstanding shares of Mar-West (note 3), the Chairman of the Company's Board of Directors (the "Board") at that time had acquired shares of Mar-West. The Chairman however, did not disclose his ownership of Mar-West shares to the Board until after the arrangement agreement had been signed. The Chairman has subsequently resigned as Chairman and Director.

          Legal counsel for the Company has determined that the former Chairman may have violated Section 120(1) of the Company Act (British Columbia) (the "Section"), which provides that every director of a company who is in any way, directly or indirectly, interested in a proposed contract or transaction with the company is to disclose the nature and extent of his interest at the meeting of directors at which the proposed contract or transaction is first considered, provided the director is in attendance, and is not to vote on the transaction. A director in breach of the Section must account to the company for any profits made as a consequence of the company entering into or performing the proposed contract or transaction. It is the responsibility of the company's board of directors to arrive at and collect any profits made and deliver these to the company's account.

          The Board is taking steps to determine the amount of profits, if any, made by the former Chairman and to collect any such amounts.

     (e)  Uncertainty due to the Year 2000 Issue:

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 18
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


16.  SUBSEQUENT EVENT:

     On January 23, 1999, the Company signed an amended letter agreement with Rayrock Resources Inc. ("Rayrock"), a Canadian public company principally engaged in the exploration for and the mining, production and sale of gold from mines in Nevada, U.S.A. and copper from a mine in northern Chile. The agreement provides that the Company will acquire all of the issued and outstanding multiple voting shares and subordinate voting shares of Rayrock from the shareholders of Rayrock pursuant to a plan of arrangement. Each Rayrock shareholder will be entitled to receive, in exchange for each Rayrock multiple voting share and subordinate voting share held, either 2.4 common shares of the Company or 1.6 common shares of the Company and Cdn$3.00. BlackRock Ventures Inc. ("BlackRock"), a significant shareholder of Rayrock and a company that Rayrock is a significant shareholder of, has agreed, subject to receipt of all necessary approvals, to acquire the shares of a company Rayrock holds as a long term investment in lieu of a portion of the common shares of the Company otherwise issuable to BlackRock. Completion of this arrangement is subject to the approval of the shareholders of Rayrock and the Ontario Court (General Division). On completion of this arrangement, Rayrock will become a wholly-owned subsidiary of the Company.

     Effective February 26, 1999, the Company completed the acquisition of Rayrock by the issuance of approximately 29,277,820 common shares and cash of Cdn$52,883,000 ($34,791,000). Presented below is a pro forma condensed consolidated balance sheet which has been prepared from the consolidated balance sheets of the Company and Rayrock as at December 31, 1998.

     PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
     (Expressed in thousands of United States dollars)
     December 31, 1998

     -----------------------------------------------------------------------------------------------------------
                                                    Glamis           Rayrock     Pro forma             Pro forma
                                                  Gold Ltd.    Resources Inc.  adjustments      Glamis Gold Ltd.
     -----------------------------------------------------------------------------------------------------------
     Assets

     Cash and cash equivalents                  $   26,170        $   52,872   $  (34,791) (a)       $   34,251
                                                                                  (10,000) (a)

     Other current assets                           12,048            15,271       (6,364) (a)           20,955
     Plant and equipment and mine
      development costs                             79,655            40,702              -             120,357
     Other assets                                    1,288            11,546       (1,872) (a)           18,526
                                                                                    7,564  (b)
     -----------------------------------------------------------------------------------------------------------

                                                $  119,161        $  120,391   $  (45,463)           $  194,089
     ===========================================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 19
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


16.  SUBSEQUENT EVENT (CONTINUED):

     PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (continued)
     (Expressed in thousands of United States dollars)
     December 31, 1998

     -----------------------------------------------------------------------------------------------------------
                                                   Glamis           Rayrock     Pro forma              Pro forma
                                                 Gold Ltd.    Resources Inc.  adjustments       Glamis Gold Ltd.
     -----------------------------------------------------------------------------------------------------------
     Liabilities and Shareholders' Equity
     Current liabilities                      $     4,062        $    7,879   $         -            $    11,941
     Long-term debt                                     -             4,028             -                  4,028
     Reserve for reclamation costs                  2,523            10,499             -                 13,022
     Deferred income taxes                          2,217             2,442             -                  4,659
     -----------------------------------------------------------------------------------------------------------
                                                    8,802            24,848             -                 33,650
     Shareholders' equity:
          Share capital                           109,587            88,351        50,080  (a)           159,667
                                                                                  (88,351) (a)
          Contributed surplus                          63               840          (840) (a)                63
          Retained earnings                           709             9,907        (9,907) (a)               709
          Cumulative translation
          adjustment                                    -             4,009        (4,009) (a)                 -
          ------------------------------------------------------------------------------------------------------
                                                  110,359           103,107       (53,027)               160,439
          Deduct reciprocal shareholdings               -            (7,564)        7,564  (b)                 -
          ------------------------------------------------------------------------------------------------------
                                                  110,359            95,543       (45,463)               160,439
     -----------------------------------------------------------------------------------------------------------

                                              $   119,161        $  120,391   $   (45,463)           $   194,089
     ===========================================================================================================

     Pro forma adjustments:

     (a)  Record acquisition of Rayrock, including estimated transaction costs.

     (b)  Reclassify BlackRock reciprocal shareholdings back to other assets.

17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     Accounting practices under Canadian and United States generally accepted accounting principles, as they affect the Company, are substantially the same, except for the following:

     (a)  Accounting for income taxes:

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 20
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996


17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (a)  Accounting for income taxes (continued):

          Under United States accounting principles, at December 31, 1998 and 1997, deferred income taxes payable would be approximately the same as that presented under Canadian accounting principles. Under United States accounting principles, the amount reported for a loss for the December 31, 1998 fiscal year would also be the same as that presented under Canadian accounting principles. However, under United States accounting principles the amount reported for loss for the December 31, 1997 fiscal year would BE increased by $1,151,000 and the amount reported for earnings for the December 31, 1996 fiscal year would be decreased by $311,000.

          The tax effect of the Company's temporary differences that give rise to the deferred income tax balance as at December 31, 1998 are deferred tax assets of $2,267,000 (1997 - $1,889,000) for Alternative Minimum Tax credit carry forwards, inventory and the reserve for reclamation costs, for which a valuation allowance of nil (1997 - nil) has been applied, and deferred tax liabilities of $4,484,000 (1997 - $4,389,000) primarily for plant and equipment and mine development costs and revenue not recognized for tax purposes.

     (b)  Accounting for investments in debt and equity securities:

          Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities, requires that portfolio investments that have readily determinable fair values and are held principally for sale in the near term be presented at fair value with their unrealized holding gains and losses included in earnings. Investments that have readily determinable fair values and, while not held principally for sale in the near term, are available-for-sale and must also be presented at fair value with their holding gains and losses reported in a separate component of shareholders' equity until realized. Both of these types of investments are presented on a cost basis under Canadian accounting principles.

          Under United States accounting principles, other assets and unrealized holding gains in shareholders' equity at December 31, 1998 would each be increased by $510,000. At December 31, 1997, these investments were written down to their market value under Canadian accounting principles and accordingly, there was no difference in these balances at December 31, 1997.

     (c)  Accounting for long-lived assets:

          Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, was issued by the Financial Accounting Standards Board in March 1995 and was effective for the 1996 fiscal year. Adopting Statement 121 did not result in any material differences in the consolidated financial information presented under United States accounting principles.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 21
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (d)  Stock based compensation:

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board in 1995 and was effective for the Company's 1996 fiscal year. The statement requires that stock-based compensation be accounted for based on a fair value methodology, although it allows the effects to be disclosed in the notes to the financial statements rather that in the statement of operations, which the Company has elected to do. The fair value of stock options granted to directors, officers and employees during 1998 was estimated to be $1,224,000 (1997 - $1,441,000; 1996 - $158,000) and accordingly, would have increased the reported loss (1997 - increased reported loss; 1996 - reduced reported earnings) by that amount.

     (e)  Computation of earnings per share:

          Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued by the Financial Accounting Standards Board in March 1997 and is retroactively effective for the Company's 1997 fiscal year. The calculation of earnings per share under Statement 128 is similar to the calculation of earnings per share under Canadian accounting principles. Adopting Statement 128 did not result in any material differences in the presentation of previously reported basic and diluted earnings per share in this note.

     (f)  Comprehensive income:

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board in June 1997 and is retroactively effective for the Company's 1998 fiscal year. The statement requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

          Under United States accounting principles, comprehensive income for the year ended December 31, 1998 would be $510,000 (1997 - nil; 1996 - $1,758,000).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 22
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1998, 1997 and 1996



17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     A reconciliation of the net earnings (loss) for the year as shown in these consolidated financial statements to the net earnings (loss) for the year in accordance with United States accounting principles, excluding the effects of Statement 123, and to comprehensive income (loss) for the year using United States accounting principles, is as follows:

     -----------------------------------------------------------------------------------------------------------
                                                                        1998             1997              1996
     -----------------------------------------------------------------------------------------------------------
     Net earnings (loss) for the year in these
      consolidated financial statements                            $  (2,007)       $  (8,279)         $  4,059
     Adjustment for income taxes                                           -           (1,151)             (311)
     -----------------------------------------------------------------------------------------------------------
     Net earnings (loss) for the year using United States
      accounting principles                                           (2,007)          (9,430)            3,748

     Other comprehensive income, net of tax:
          Unrealized holding gains on investments                        510                -             1,758
     -----------------------------------------------------------------------------------------------------------
     Comprehensive income (loss) for the year using United
      States accounting principles                                 $  (1,497)       $  (9,430)         $  5,506
     -----------------------------------------------------------------------------------------------------------
     Basic earnings (loss) per share                               $   (0.06)       $   (0.30)         $   0.14
     -----------------------------------------------------------------------------------------------------------

     Diluted earnings (loss) per share                             $   (0.06)       $   (0.30)         $   0.14
     ===========================================================================================================

     Shareholders' equity under United States accounting principles would be as follows:

     -----------------------------------------------------------------------------------------------------------
                                                                                         1998              1997
     -----------------------------------------------------------------------------------------------------------
     Shareholders' equity:
          Common stock                                                             $  109,587         $  89,650
          Contributed surplus                                                              63                63
          Unrealized holding gains                                                        510                 -
          Retained earnings                                                               709             2,716
     -----------------------------------------------------------------------------------------------------------

                                                                                   $  110,869         $  92,429
     ===========================================================================================================

SUPPLEMENTARY DATA:

 SELECTED QUARTERLY DATA FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
    (Expressed in thousands of dollars, except for per common share amounts)


                                                First         Second           Third          Fourth
                                               Quarter        Quarter         Quarter         Quarter          Total
                                             (unaudited)    (unaudited)     (unaudited)     (unaudited)      (audited)
Fiscal Year Ended December 31, 1998
   Revenue                                    $  8,955       $  8,189        $  8,244        $  7,481        $ 32,869
   Gross profit                                  3,769          2,755           3,147           1,391          11,062
   Earnings (loss) from operations                 144           (597)           (182)         (2,903)         (3,538)
   Net earnings (loss)                             334           (142)            205          (2,404)         (2,007)
   Net earnings (loss) per Common Share           0.01           0.00            0.00           (0.07)          (0.06)


Fiscal Year Ended December 31, 1997
   Revenue                                    $ 11,359       $ 11,092        $ 10,297        $  9,487        $ 42,235
   Gross profit                                  5,810          4,743           2,560           1,119          14,232
   Earnings (loss) from operations               1,225           (697)         (1,557)          8,175          (9,204)
   Net earnings (loss)                           1,151           (584)           (909)          7,937          (8,279)
   Net earnings (loss) per Common Share           0.04          (0.02)          (0.03)          (0.26)          (0.27)


Fiscal Year Ended December 31, 1996
   Revenue                                    $  9,954       $ 11,353        $ 12,293        $ 13,139        $ 46,739
   Gross profit                                  4,375          4,921           6,378           6,712          22,386
   Earnings  from operations                        71            840           1,832           1,987           4,730
   Net earnings                                     74            571           1,330           2,084           4,059
   Net earnings per Common Share                  0.00           0.02            0.05            0.08            0.15

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Directors is set forth in the section entitled "Election of Directors" of the Proxy Statement which is to be filed within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference. Information concerning the Company's Executive Officers is set forth in Part I, Item 1 herein under the section entitled "Executive Officers of the Company":


ITEM 11 - EXECUTIVE COMPENSATION

Incorporated herein by reference is the section entitled "Executive Compensation" of the Proxy Statement which is to be filed within 120 days after the end of the fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement which is to be filed within 120 days after the end of the fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference are the sections entitled "Certain Relationships and Related Transactions" of the Proxy Statement which is to be filed within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                                                           PAGE
         Report of Independent Chartered Accountants                                                         51

         Consolidated Balance Sheets at December 31, 1998 and 1997                                           52

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and               53
         1996.

         Consolidated Statements of Retained Earnings for the years ended December 31, 1998,                 54
         1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31,                              55
         1998, 1997 and 1996

         Notes to Consolidated Financial Statements                                                          56

     2. Financial schedules included in Part IV, Item 14: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits required to be filed by Item 601 of Regulation S-K. Exhibits 21, 23.1, 23.2 and 27 are filed herewith. All other exhibits are incorporated by reference as indicated below.

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

         4.2      Trust Deed between the Company and Montreal Trust Company of
                  Canada dated April 29, 1991 (incorporated herein by reference to the Form 10-Q for the quarter ended September
                  30, 1993).

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

         10.41    Incentive Share Option Purchase Plan dated for reference
                  September 30, 1995 (incorporated herein by reference to the Form S-8 dated January 30, 1996).

         10.42    Letter Agreement dated August 14, 1996 with Paramount Ventures
                  & Finance Inc. (incorporated herein by reference to the Form
                  10-Q for the quarter ended September 30, 1996).

         10.43    Underwriting Agreement dated November 18, 1996 among the
                  Company, Midland Walwyn Capital Inc. and RBC Dominion
                  Securities Inc. (incorporated by reference to the Form 10K for years ended December 31, 1996)

         10.44    Agreement for Purchase and Sale between Aquiline Resources
                  Inc. and the Registrant made as of May 12, 1998.

         10.45    ----NOT USED

         10.46 Letter Agreement dated August 14, 1998 pertaining to the acquisition of Mar-West Resources Ltd. by the Registrant.

         10.47    Arrangement Agreement between the Registrant and Mar-West
                  Resources Ltd. made as of August 14, 1998.

         10.48 Amended Incentive Share Purchase Option Plan dated for reference September 30, 1995.

         10.49    Letter Agreement made between the Registrant and Rayrock
                  Resources Inc. dated November 19, 1998.

         10.50    Amending Agreement between the Registrant and Rayrock
                  Resources Inc. dated January 23, 1999.

         10.51    Arrangement Agreement between the Registrant and Rayrock
                  Resources Inc. made as of January 25, 1999.


                  *Represents a management contract, compensation plan or arrangement required to be filed as an exhibit to this report.

         21.      List of Subsidiaries

         23.1     Consent of Auditors (KPMG LLP Chartered Accountants)

         23.2     Consent of Mine Reserves Associates, Inc.

         27.      Financial Data Schedule

(b)      Reports on Form 8-K

         Filed on October 27, 1998, regarding the acquisition of Mar-West Resources, Ltd. dated October 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLAMIS GOLD LTD.


By:      "C. Kevin McArthur"                                   March 23, 1999
     ----------------------------------------
     C. Kevin McArthur, President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  "A. Dan Rovig"                                            March 23, 1999
     ----------------------------------------
     A. Dan Rovig
     Chairman of the Board

By:  "C. Kevin McArthur"                                       March 23, 1999
     ----------------------------------------
     C. Kevin McArthur, President,
     Chief Executive Officer and Director
     (Principal Executive Officer)

By:  "James R. Billingsley"                                    March 23, 1999
     ----------------------------------------
     James R. Billingsley, Director

By:  "Daniel J. Forbush"                                       March 23, 1999
     ----------------------------------------
     Daniel J. Forbush, Treasurer
     and Chief Financial Officer
     (Principal Financial & Accounting Officer)

By:  "Hans von Michaelis"                                      March 23, 199
     ----------------------------------------
     Hans von Michaelis, Director

By:  "Ian S. Davidson"                                         March 23, 1999
     ----------------------------------------
     Ian S. Davidson, Director

By:  "Francis O'Kelly"                                         March 23, 1999
     ----------------------------------------
     Francis O'Kelly, Director

By:  "Jean Depatie"                                            March 23, 1999
     ----------------------------------------
     Jean Depatie, Director