Form 10-Q
period 1999-03-31
GLAMIS GOLD LTD
filed 1999-05-17
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ___________________


Commission file number     0-31986        (82-689)
                       ---------------------------------------------------------


                                GLAMIS GOLD LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         British Columbia, Canada                             None.
     ------------------------------                     ------------------
     (Jurisdiction of incorporation                       (IRS Employer
            or organization)                            Identification No.)


                 5190 Neil Road, Suite 310, Reno, Nevada, 89502
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  775-827-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 180 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock, as of May 7, 1999, was 68,439,932.

                                GLAMIS GOLD LTD.

                                      INDEX



                                                                                          Page
                                                                                          ----
Part I - Financial Information

        Item 1. Financial Statements....................................................     1

                    Consolidated Balance Sheets as at March 31, 1999 and
                    December 31, 1998...................................................     1

                    Consolidated Statement of Earnings for the three months ended
                    March 31, 1999 and 1998.............................................     2

                    Consolidated Statement of Retained Earnings (Deficit) for the three
                    months ended March 31, 1999 and 1998................................     2

                    Consolidated Statement of Cash Flows for the three months
                    ended March 31, 1999 and 1998.......................................     3

                    Notes to Interim Consolidated Financial Statements..................     4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................     6

        Item 3. Qualitative and Quantitative Disclosures About Market Risk .............    14

Part II - Other Information

        Item 1. Legal Proceedings.......................................................    15

        Item 2. Changes in Securities..................................................     15

        Item 3. Defaults Upon Senior Securities.........................................    15

        Item 4. Submission of Matters to a Vote of Security Holders.....................    15

        Item 5. Other Information.......................................................    15

        Item 6. Exhibits and Reports on Form 8-K........................................    16

        Signatures......................................................................    16

        Exhibit Index ..................................................................    16

[Part I - Item 1]


CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)



=====================================================================================================
                                                                             MARCH 31,    December 31,
ASSETS                                                                           1999            1998
-----------------------------------------------------------------------------------------------------
Cash                                                                        $  41,885       $  26,170
Other current assets (note 3)                                                  18,453          12,048
-----------------------------------------------------------------------------------------------------
Current assets                                                                 60,308          38,218

Plant and equipment and mine development costs net                            127,589          79,655
Other assets                                                                   10,753           1,288
=====================================================================================================
                                                                            $ 198,650       $ 119,161
LIABILITIES
  Current liabilities                                                       $  26,090       $   4,062
  Long term liabilities                                                        18,603           4,740

SHAREHOLDERS' EQUITY
Share capital (note 5):
  Authorized:
     200,000,000 common shares without par value
         5,000,000 preferred shares, $10 par value, issuable in Series

  Issued and fully paid:
       68,357,432 common shares (1998- 38,860,612)                            156,506         109,587
Contributed surplus                                                                63
                                                                                                   63
Retained earnings (deficit)                                                    (2,612)
                                                                                                  709
-----------------------------------------------------------------------------------------------------
                                                                              153,957         110,359
-----------------------------------------------------------------------------------------------------
                                                                            $ 198,650       $ 119,161
=====================================================================================================


         Prepared by Management without audit Approved by the Directors:

         Signed: "A. Dan Rovig"                    Signed: "C. Kevin McArthur"
         ------------------------                  -----------------------------
         A. Dan Rovig                              C. Kevin McArthur
         Director                                  Director

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in thousands of U.S. dollars)
(Except per share amounts)



===============================================================================
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Revenue from gold production                            $ 7,986         $ 8,955
Cost of production                                        7,189           5,186
-------------------------------------------------------------------------------
                                                            797           3,769
-------------------------------------------------------------------------------
Expenses
   Depreciation & depletion                               2,107           2,302
   Royalties                                                367             640
   Selling, general & administrative                      1,202             678
   Exploration                                              647               5
-------------------------------------------------------------------------------
                                                          4,323           3,625
-------------------------------------------------------------------------------
Earnings (loss) from operations                          (3,526)            144
Interest and other income                                   542             351
Other income (expense)                                     (625)            (10)
-------------------------------------------------------------------------------
Earnings before income taxes                             (3,609)            485

Provision for (Benefit from) income taxes                  (288)            151
-------------------------------------------------------------------------------
Net earnings (loss)                                     $(3,321)        $   334
===============================================================================
Earnings per share (loss)                               $ (0.07)        $  0.01
===============================================================================



CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)
(Expressed in thousands of U.S. dollars)



===============================================================================
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Retained earnings, beginning of period                  $   709           2,716
   Net earnings (loss)                                   (3,321)            334
   Dividends                                                 --              --
-------------------------------------------------------------------------------
Retained earnings (deficit), end of period              $(2,612)          3,050
===============================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in thousand of U.S. dollars)



===============================================================================
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                            1999           1998
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings (loss)                                   $ (3,321)      $    334
  Adjustment for items not affecting                       2,699          2,372
    working capital
  Net changes in non-cash working capital                  1,879          1,364
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         $  1,257       $  4,070
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES*
  Capital expenditure                                     (2,967)        (1,912)
  Business acquisition (note 2)                            7,146             --
  Other assets                                             1,477             --
-------------------------------------------------------------------------------
Net cash flows from investing activities                   5,656         (1,912)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Stock issues                                               143             74
  Note payable                                             8,629             --
-------------------------------------------------------------------------------
Net cash flows from financing activities                   8,772             74

Increase in cash                                          15,685          2,232
Cash, beginning of period                                 26,170         26,913
-------------------------------------------------------------------------------
Cash, end of period                                     $ 41,855       $ 29,145
===============================================================================

*NOTE:
    NON-CASH INVESTING ACTIVITIES
    The acquisition of all issued and outstanding shares of Rayrock Resources Inc. for consideration as follows:

     Fair value of assets received                                    $ 98,270
     Less cash and transaction costs paid                              (51,494)
                                                                      --------
     Consideration paid through the issuance of common shares         $ 46,776

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States dollars)
                        Three months ended March 31, 1999


1.      GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statement of operations, consolidated statement of retained earnings (deficit) and consolidated statement of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly in all material respects the financial position of Glamis Gold Ltd. ("the Company") as of March 31, 1999 and December 31, 1998 and the consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998.

These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain of the comparative figures have been reclassified to conform with the current period's presentation.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 7 hereof.


2.      ACQUISITION OF RAYROCK RESOURCES, INC.

In March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. ("Rayrock"), an Ontario corporation. The Company issued 29,277,820 common shares and paid Cdn. $52,883,007 (approximately U.S. $35.0 million) in connection with the acquisition. The acquisition was accounted for as a purchase and, accordingly, the financial statements presented herein reflect the consolidated position of the Company, including Rayrock, as at March 31, 1999 but only include the operating results of Rayrock for the month of March 1999. Also refer to Part II,
Item 2 for details of the acquisition.


3.      OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                                 March 31, 1999    December 1998
        ------------------------------------------------------------------------
        Finished goods                                  $ 2,124          $ 4,048
        Work-in-progress                                  5,956            5,835
        Supplies and spare parts                          2,975              746
        ------------------------------------------------------------------------
                                                        $11,055          $10,629
        ========================================================================

4.      NOTE PAYABLE

To facilitate the acquisition of Rayrock the Company negotiated a bridge loan effective March 1, 1999 of Cdn. $13 million (approximately US $8.7 million) at the bank's prime rate plus 0.75%. The loan was secured by cash balances and was payable on or before April 30, 1999. In April 1999 this loan was fully paid .


5.      SHARE CAPITAL

                                      Three months Ended               Three months Ended
                                         March 31, 1999                   March 31, 1998
------------------------------------------------------------------------------------------------
                                 # of Shares  Amount (in 000's)  # of Shares   Amount (in 000's)
------------------------------------------------------------------------------------------------
Issued and fully paid:
Balance at beginning of
  period                          38,860,612      $  109,587      31,222,707      $   89,650
Issued during the period:
  For cash consideration
    under the terms of
    Directors' and
    Employee's stock
    Options                          219,000             143          13,000              74
Issued upon acquisition
  of Rayrock (see note 2)         29,277,820          46,776              --              --
------------------------------------------------------------------------------------------------
Balance at End of Period          68,357,432      $  156,506      31,245,707      $   89,724
================================================================================================

6.      SEGMENT REPORTING

(a) Operating segments:

                                       Producing Mines
                                       ---------------
                                                            Exploration
                                                               and
                                                            Development
                                       Gold     Copper      Properties       Corporate      Total
                                       ----     ------      -----------      ---------      -----
1999
----
Revenue                               $ 7,183   $   803      $    --          $    --       $  7,986
Earnings (loss) from operations          (685)     (949)          --           (1,892)        (3,526)
Net earnings (loss)                   $  (685)  $  (949)     $  (460)         $(1,227)      $ (3,321)
                                      -------   -------      -------          -------       --------
Identifiable assets                   $68,007   $25,570      $43,851          $61,222       $198,650
                                      =======   =======      =======          =======       ========

1998
----
Revenue                               $ 8,955   $    --      $    --          $    --       $  8,955
Earnings (loss) from operations           827        --           --             (683)           144
Net earnings (loss)                   $   827   $    --      $    --          $  (493)      $    334
                                      =======   =======      =======          =======       ========

(b) Geographic Information

As at March 31, 1999 and for the quarter ended March 31, 1999
(in thousands of dollars)

                                                             Central &
                                       North America       South America           Total
------------------------------------------------------------------------------------------
Revenue                                  $   7,183           $     803           $   7,986
Earnings (loss) from operations          $  (2,260)          $  (1,266)          $  (3,526)
Identifiable Assets                      $ 168,406           $  30,244           $ 198,650

As at March 31, 1998 and for the quarter then ended, all revenues, earnings and identifiable assets were in North America.


7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities. However, these differences have no material effect on the amounts presented in the consolidated financial statements as at March 31, 1999, December 31, 1998, or for the three months ended March 31, 1999 or 1998.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Glamis Gold Ltd. ("the Company") continues to focus on being a quality, cost-effective producer. With the current depressed world gold market the Company continues its cost containment programs at all locations.

The Company is actively seeking growth opportunities. In March 1999 the Company acquired Rayrock Resources Inc. ("Rayrock") (refer to note 2 to the financial statements and Part II, Item 2 for details of the transaction). This acquisition added three operating mines to the Company with expected annual output of over 100,000 ounces of gold.

As noted previously, the first quarter 1999 financial statements of the Company reflect the acquisition of Rayrock effective March 1999. Accordingly, the Company's consolidated balance sheet includes the assets and liabilities of Rayrock as at March 31, 1999. However, the Company's statement of operations reflects a complete quarter for the Glamis operations, but only one month (March
1999) of the newly acquired Rayrock operations. Certain of the information provided below is not reflected in the financial statements, but is provided to inform readers of the performance of the various properties both prior to and subsequent to the acquisition date. The Company reported a first quarter loss of $3.3 million ($0.07 per share) compared to earnings of $0.3 million ($0.01) per share in the first quarter of 1998. The difference is attributable to a $1.3 million loss from the Ivan mine, $0.8 million from decreased production primarily at Rand and $0.4 million reduction in profits resulting from the decline in the realized price in gold. Selling, general and administrative charges and exploration expenses (net of interest income and tax credits) increased approximately $1.1 million in the quarter ended March 31, 1999 compared to a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $34.2 million at March 31, 1999, the same as at December 31, 1998. The working capital includes approximately $30.0 million of uncommitted cash. Long term liabilities increased to $18.6 million at March 31, 1999 from $4.7 million at December 31, 1998. This increase is due almost entirely to reclamation reserves and deferred taxes attributable to the Rayrock acquisition. As noted, the Company had a bridge loan of $8.7 million outstanding from March 1, 1999 to April 30, 1999. This was incurred to facilitate the Rayrock acquisition.

Excluding the acquisition of Rayrock, the Company's capital expenditures for the first quarter of 1999 were $3.0 million. The major expenditures were $1.5 million for deferred stripping at the Rand mine; $0.9 million spent at San Martin, primarily for land acquisition; $0.3 million spent on the Imperial Project; and $0.1 on the new Dee underground project. These were financed out of the Company's working capital.

The Company generated $1.3 million of positive cash flow in the first quarter of 1999 with the Rand and Picaco operations contributing almost $2.0 million in cash flow during the first quarter of 1999 (compared to $4.0 million in the same period in 1998), offset by cash used at the Ivan mine. Again, the decline in the production and low gold and copper prices negatively impacted cash flows. Comparative production highlights of the first quarters of 1999 and 1998 respectively are as follows:

PRODUCTION/REVENUE DATA

                                                                For comparative purposes only.
                                                               Nevada gold properties acquired
                                  GLAMIS GOLD LTD.                       from Rayrock
                                 THREE MONTHS ENDED                   Three months ended
----------------------------------------------------------------------------------------------
                          MARCH 31, 1999(1)   MARCH 31, 1998   March 31, 1999   March 31, 1998
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Gold Ounces sold                     24,559           27,337           30,990           24,099
----------------------------------------------------------------------------------------------
Average revenue per ounce           $   292          $   328          $   287          $   304
----------------------------------------------------------------------------------------------
Average Market price per Ounce      $   287          $   294          $   287          $   294
----------------------------------------------------------------------------------------------
Total cash cost per ounce           $   235          $   213          $   232          $   244
----------------------------------------------------------------------------------------------
Total cost per ounce                $   329          $   297          $   305          $   312
----------------------------------------------------------------------------------------------

1. Includes the results of the new Nevada properties' operations for March 1999 only.

OPERATIONS REVIEW

MINE PRODUCTION

(Note: The Marigold, Dee and Daisy properties were acquired in March 1999 as part of the Company's acquisition of Rayrock (see note 2)).

                               THREE MONTHS ENDED                   THREE MONTHS ENDED
--------------------------------------------------------------------------------------------
                        March 31, 1999     March 31, 1999     March 31, 1998  March 31, 1998
                       Total Cash cost        Gold ounces       Cash cost of     Gold ounces
Mine                     of production           produced         production        produced
--------------------------------------------------------------------------------------------
Picacho                         $  160              2,238             $  136           5,689
--------------------------------------------------------------------------------------------
Rand                            $  256             11,900             $  227          21,209
--------------------------------------------------------------------------------------------
Marigold(2)                     $  242(1)          15,907(1)          $  225          12,317
--------------------------------------------------------------------------------------------
Daisy(3)                        $  545(1)           3,663(1)          $  280           2,670
--------------------------------------------------------------------------------------------
Dee                             $  191(1)          11,420(1)          $  257           9,112
--------------------------------------------------------------------------------------------

(1) The Company's share of this production (March 1999 only) totals 4,344 ounces from Marigold, 1,305 ounces from Daisy and 4,130 ounces from Dee; total cash costs are based on March 1999 only. 1998 data on Marigold, Dee and Daisy for information only.
(2)  Marigold is 66.7% owned
(3)  Daisy was owned 35% in 1998, 100% in 1999.


PICACHO MINE,  CALIFORNIA

Reclamation activities continue at the Picacho Mine while the remaining ounces are being extracted from the heap. The mine produced 2,238 ounces of gold during the first quarter of 1999, compared to 5,689 for the same period in 1998. As it winds down, the mine is projected to produce approximately 6,800 ounces of gold this year.

RAND MINE, CALIFORNIA

The Rand Mine produced 11,900 ounces of gold in the quarter ending March 31, 1999. While the ounces produced are on plan this is significantly below the ounces produced in the first quarter of 1998 due to two factors. First, ounces stacked in the fourth quarter of 1998 were lower than ounces stacked in the fourth quarter of 1997, second a planned major stripping program also impacted the ounces stacked in the first quarter of 1999. Mine production suffered in February and March as mechanical problems on two large hydraulic shovels resulted in tonnage being down in February, and again in March. The March breakdown resulted in a shortfall of 7,600 gold ounces being stacked. This will impact ounces produced in the second quarter of 1999. The shovels are back on line now and the mine is attempting to make up the shortfall. Costs were higher than planned due to high maintenance costs associated with the shovels and tire usage in mine operations. The Company anticipates total production from Rand to exceed 75,000 ounces of gold in 1999.

MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine was acquired in the Rayrock acquisition. Marigold is an open-pit mine in central Nevada at the north end of the Battle Mountain-Eureka Trend. Glamis is the operator of Marigold. March production for Glamis' account from Marigold totaled 4,344 ounces of gold, 12% above the budgeted amount. The mill, which is normally operated only part of the year, ran an additional month. While incurring additional costs due to mill production, the mill ounces produced an additional $916,000 in revenue. The overall cash cost per ounce was as budgeted ($242 per ounce). Marigold is projected to produce an additional 30,000 ounces for the Company in 1999.


DEE MINE, NEVADA

The Dee Mine was also acquired as part of the Rayrock acquisition. This open-pit mine is located along the Carlin Trend in northeast Nevada, five miles north of the Barrick Goldstrike property. Underground expansion is planned at the Dee Mine, and on April 15, 1999, the Company approved a $3.4 million underground development program. Dee's March production of 4,130 ounces of gold were below plan by approximately 15%. Heap leach costs were above plan as the good weather allowed for unbudgeted operation, but mining and milling costs on a per-unit basis were both below plan due to the additional tons mined. The Company anticipates production of approximately 46,000 ounces during the balance 1999.


DAISY MINE, NEVADA

The third Nevada property acquired from Rayrock is the Daisy Mine. Daisy is an open-pit mine in Nye County, Nevada. Daisy experienced a difficult month during March as only 1,305 ounces of gold were produced as compared to the budget of 2,778 ounces. The Mother Lode pit was determined to have less leachable ore than expected and was abandoned at the end of February. Mining costs incurred in March were higher than expected due to a revised mining schedule generated to accommodate the production shortfall. March mining was all within the Secret Pass pit. Development at the Reward Project continued on schedule. The Company expects Daisy to produce approximately 33, 000 ounces for the last three quarters of 1999.


IMPERIAL PROJECT

Work continues on the permitting for the Imperial Project. The Company's legal counsel has written letters to the BLM stating our concern with the pace of the process and issues such as the BLM "preferred" formatting of the final EIS. The Company received the Draft Biologic Opinion from the U.S. Fish and Wildlife Service during February. The document is generally acceptable, with a few requested changes to clarify the document.

CIENEGUITA PROJECT, MEXICO

Gold production continues to be problematic. Production of 642 ounces of gold during the first quarter is 46% below budget. No mining activities occurred in February or March as the heaps were fully charged with ore. Percolation characteristics of the newly stacked ore and water shortages have negatively impacted the production capabilities throughout the quarter. It is expected that gold production will improve as solution delivery to the heap becomes more regular.


MINA IVAN, CHILE

The Ivan Mine is a copper mine acquired in the Rayrock transaction. Ivan is located in the coastal range of northern Chile, approximately 40 kilometers north of the major port city of Antofagasta. Mining at Ivan has been from underground and open-pit workings. March production was 601.5 tonnes of copper versus a budget of 850.0 tonnes. There was no underground production in March as extremely low-grade ores had been produced in the previous months. Total cash costs for the month of March 1999 were $1.03 per pound of production, versus a realized sales price of $0.64 per pound. The Company is currently assessing the operation at Ivan to determine how best to proceed.


SAN MARTIN PROJECT, HONDURAS

Work is progressing at the San Martin Project. Additional drilling on the Palo Alto Zone has increased the San Martin resource to 41.5 million tons and over 1 million ounces. Drilling on the Palo Alto Zone and the Rosa deposit continues. The Company is actively working on converting its Exploration Concession to a Mining Concession. Significant efforts were expended on completing the annual reports for the concessions due at the end of March. Project managers continue to work closely with the community of San Ignacio on construction projects of mutual benefit.


CERRO BLANCO PROJECT, GUATEMALA

The on-going drilling program progressed through the first quarter of 1999. Substantial data has been produced which is currently being analyzed. Results are expected to be reported shortly.


OTHER MATTERS

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date resulting in errors when information-using year 2000 dates is processed. In addition similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company disclosed its readiness and plans relating to Y2K compliance issues in the Form 10K for the year ending December 31, 1998. The current status of this project is that our major equipment suppliers are keeping the Company informed of their progress. Contingency planning is ongoing and consists of continuing contact with major suppliers not yet certifying compliance regarding correction or mitigation efforts. The Company expects total in-house compliance and completion of supplier assessment by early third quarter 1999.

To March 31, 1999 there have been limited specific Year 2000 costs incurred by the Company. Hardware and software upgrades during 1998 and the first quarter of 1999 were planned based on business requirements resulting from the relocation of the Company's corporate office from Vancouver to Reno in March 1998 and the subsequent centralization of several management functions there throughout 1998 and to date in 1999. Additional expenditures directly related to Y2K issues prior to year-end 1999 are not expected to exceed $10,000.


FORWARD-LOOKING STATEMENTS

Certain of the information contained herein constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements, involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the actual results of current exploration activities, conclusions of feasibility studies now underway, changes in project parameters as plans continue to be refined, future prices for gold and other mineral commodities, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Form 10-K. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause actual results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in Item 7 "Other Risks" in the Company's annual report on Form 10K for the year ended December 31, 1998, the Company is subject to changes in metals prices, which directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, the Company believes it is important to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives", the value of which is "derived" from movements in the prices or rates associated with the underlying product.

The Company's hedging policy attempts to protect the Company's production by use of forward contracts, spot deferred contracts, and options, in any combination. The Company continuously monitors its position with respect to the unrealized gains and losses and to ensure compliance with Company policy.

The Company also invests cash balances in short-term investments, which are subject to interest rate fluctuations. Because these investments are in highly liquid, short-term instruments, any impact of an interest rate change will not be material.

The table below sets forth the positions of the Company at March 31, 1999 and December 31, 1998. Fair values are estimated based on market quotations of the variables based on expected maturity date.

                       (in thousands of U.S. dollars unless indicated)
                                      As of March 31, 1999                    As of December 31, 1998
----------------------------------------------------------------------------------------------------------
                                                    Estimated Fair                    Estimated Fair Value
                                 Maturity 1999    Value at 3/31/99       Maturity 1999         at 12/31/98
----------------------------------------------------------------------------------------------------------
Assets:
  Short-term investments        $ 22.9 million      $ 22.9 million      $ 23.0 million      $ 23.0 million
----------------------------------------------------------------------------------------------------------
Derivatives:
  Gold Forward Sales
  Ounces                                                                         3,000              $ 17.0
  Price per ounce                                                               $  294
----------------------------------------------------------------------------------------------------------
Gold Put Options Purchased
  Ounces                                10,800              $ 71.0
  Price per ounce                       $  286

  Ounces                                13,500              $140.0
  Price per ounce                       $  290
----------------------------------------------------------------------------------------------------------
Gold Call Options sold:
  Ounces                                13,500                 Nil              10,000                 Nil
  Price per ounce                       $  320                                  $  310

  Ounces                                10,800                 Nil
  Price per ounce                       $  310
----------------------------------------------------------------------------------------------------------

                                  PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS: None

ITEM 2  CHANGES IN SECURITIES:

        Issuance of Unregistered Securities:

        On March 2, 1999, the Company completed the acquisition ("the Acquisition") of 100% of the issued and outstanding shares of Rayrock Resources Inc. The consideration for the acquisition was the issuance of 29,277,820 common shares of the Company and payment of Cdn.$52,883,007 (approximately US$35.0 million) in cash to the shareholders of Rayrock. The cash portion of the consideration paid came from the Company's working capital. As part of the Acquisition, share purchase options in respect of 1,649,500 common shares of Rayrock were exchanged for share purchase options (the "Replacement Options") providing for the right to acquire 4,470,145 shares of the Company. Also as part of the Acquisition, the Company issued 857,780 share appreciation rights in exchange for 316,524 Rayrock share appreciation rights.

        The Acquisition was carried out through an arrangement pursuant to section 182 of the Business Corporations Act (Ontario) (the "Arrangement"). Under the Arrangement, shareholders of Rayrock were entitled to receive in exchange for each common share of Rayrock held either: (a) 2.4 Shares (the "All Share Consideration"); or (b) 1.6 Shares and Cdn.$3.00 (the "Cash/Share Consideration"). Each holder of Rayrock common shares was deemed to elect to receive the All Share Consideration unless they made a proper election to receive the Cash/Share Consideration. No fractional shares were issued under the Acquisition. A holder of common shares of Rayrock who was entitled to receive a fractional Share received cash in lieu thereof based on a whole Share being valued at Cdn.$3.75.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

ITEM 5  OTHER INFORMATION: None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

(a)     Exhibits
        Exhibit No.           Exhibit Description

          10.54 Services Agreement between the Company and C. Kevin McArthur dated January 1, 1998


          10.55           Services Agreement between the Company and Daniel J.
                          Forbush dated March 1, 1998

          10.56 Letter Loan Agreement between the Company and the Bank of Nova Scotia dated February 24, 1999

          10.57           Services Agreement between the Company and Charles A.
                          Jeannes dated April 26, 1999

          27              Financial Data Schedule

(b)     Reports on Form 8-K

        (i) Report on Form 8-K filed February 4, 1999 pertaining to details of an agreement to acquire Rayrock Resources, Inc.

        (ii) Report on Form 8-K filed March 15, 1999 and amended by a Form 8-K-A filed May 14, 1999 with respect to the acquisition of Rayrock Resources Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GLAMIS GOLD LTD.
                                  (registrant)


                                  /s/   DANIEL J. FORBUSH
Date:   May 14, 1999              ______________________________________________
                                  DANIEL J. FORBUSH
                                  Chief Financial Officer, Treasurer & Secretary
                                  (Principal Accounting and Financial Officer)