Form 10-Q
period 1999-06-30
GLAMIS GOLD LTD
filed 1999-08-13
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number       0-31986        (82-689)
                         -------------------------------------------------------

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

                                  775-827-4600
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 180 days. Yes [X] No [ ].

The number of shares outstanding of the Registrant's common stock, as of August 6, 1999, was 68,889,432.

        GLAMIS GOLD LTD.

                                      INDEX

                                                                                                       Page
                                                                                                      -------
Part I               Financial Statements

           Item 1.   Financial Statements                                                               3

                       Consolidated Balance Sheets as at June 30, 1999 and December 31, 1998            3

                       Consolidated Statements of Earnings for the three months and the six months
                       ended June 30, 1999 and 1998                                                     4

                       Consolidated Statements of Retained Earnings for the three months and the six
                       months ended June 30, 1999 and 1998                                              4

                       Consolidated Statements of Cash Flows for the three months and the six months
                       ended June 30, 1999 and 1998                                                     5

                       Notes to Interim Consolidated Financial Statements                               6

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                         8

           Item 3.   Qualitative and Quantitative Disclosures About Market Risk                        15

Part II              Other Information                                                                 17

           Item 1.   Legal Proceedings                                                                 17

           Item 2.   Changes in Securities                                                             17

           Item 3.   Defaults Upon Senior Securities                                                   17

           Item 4.   Submission of Matters to a Vote of Security Holders                               17

           Item 5.   Other Information                                                                 17

           Item 6.   Exhibits and Reports on Form 8-K                                                  17

                     Signatures                                                                        18

                     Exhibit Index                                                                     17

[Part I - Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

                                                            JUNE 30,       December 31,
                                                                1999              1998
--------------------------------------------------------------------------------------
ASSETS

Cash                                                       $  31,707         $  26,170
Other current assets (note 3)                                 21,554            12,048
--------------------------------------------------------------------------------------
Current assets                                                53,261            38,218
Plant and equipment and mine development costs, net          124,130            79,655
Other assets                                                   8,586             1,288
--------------------------------------------------------------------------------------
                                                           $ 185,997         $ 119,161
======================================================================================
LIABILITIES

Current liabilities                                        $  15,844         $   4,062
Long term liabilities                                         17,975             4,740
SHAREHOLDERS' EQUITY
Share capital (note 5):
  Authorized:
  200,000,000 common shares without par value
  5,000,000 preferred shares, $10 par value,
  issuable in Series
Issued and fully paid:
  68,889,432 common shares (1998 - 38,860,612)               157,292           109,587
Contributed surplus                                               63                63
Cumulative translation adjustment                                 97                --
Retained earnings (deficit)                                   (5,294)              709
--------------------------------------------------------------------------------------
                                                             152,158           110,359
--------------------------------------------------------------------------------------
                                                           $ 185,977         $ 119,161
======================================================================================



         Prepared by Management without audit
         Approved by the Directors:

         "signed"                                  "signed"
         ---------------------                     ---------------------
         C. Kevin McArthur                         A. Dan Rovig
         Director                                  Director

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars)
(Except per share amount)

                                          Three months ended              Six months Ended
                                                June 30,                      June 30,
                                          1999           1998           1999           1998
---------------------------------------------------------------------------------------------
Revenue from production                 $ 14,758       $  8,189       $ 22,744       $ 17,144
Cost of production                        13,522          5,434         20,712         10,620
---------------------------------------------------------------------------------------------
                                           1,236          2,755          2,032          6,524
---------------------------------------------------------------------------------------------
Expenses
  Depreciation & depletion                 2,318          2,228          4,425          4,530
  Royalties                                  874            454          1,241          1,094
  Selling, general, administration         1,095            668          2,297          1,346
  Exploration                              1,314              2          1,961              7
---------------------------------------------------------------------------------------------
                                           5,601          3,352          9,924          6,977
---------------------------------------------------------------------------------------------
Earnings (loss) from operations           (4,365)          (597)        (7,892)          (453)
Interest expense                             170             87            170             97
Other (income) expense                    (1,730)          (542)        (1,647)          (893)
---------------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes                             (2,805)          (142)        (6,415)           343
Provision for (benefit from)
 income taxes                               (124)           (11)          (412)           140
---------------------------------------------------------------------------------------------
Net earnings (loss)                     $ (2,681)      $   (131)      $ (6,003)      $    203
=============================================================================================
Earnings (loss) per share               $  (0.03)      $   0.00       $  (0.10)      $   0.01
=============================================================================================


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousand of U.S. dollars)

                                          Three months ended             Six months Ended
                                               June 30,                      June 30,
                                          1999           1998           1999           1998
---------------------------------------------------------------------------------------------
Retained earnings
(deficit) beginning of period           $ (2,613)      $  3,050       $    709       $  2,716
Net earnings (loss)                       (2,681)          (131)        (6,003)           203
Dividends                                     --             --             --             --
---------------------------------------------------------------------------------------------
Retained earnings (deficit)
  end of period                         $ (5,294)      $  2,919       $ (5,294)      $  2,919
=============================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousand of U.S. dollars)


                                                 Three months ended              Six months Ended
                                                       June 30,                      June 30,
                                                 1999           1998           1999           1998
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings (loss)                          $ (2,681)      $   (131)      $ (6,003)      $    203
  Adjustment for items not
    affecting working capital                     1,336          2,348          3,928          4,720
  Net changes in non-cash working capital        (1,449)           666            539          2,030
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
(USED IN) OPERATIONS                             (2,794)         2,883         (1,536)         6,953
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
INVESTING ACTIVITIES*
  Capital expenditures                           (5,796)        (3,307)        (8,763)        (5,569)
  Business acquisition                            3,623             --         10,769             --
  Other assets                                    1,812             --          3,289            350
----------------------------------------------------------------------------------------------------
NET INVESTMENT ACTIVITIES                          (361)        (3,307)         5,295         (5,219)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
FINANCING ACTIVITIES
  Stock issues                                      644             --            787             74
  Cumulative translation adjustment                  97            (61)            97            (61)
  Notes payable                                  (7,734)            --            894             --
----------------------------------------------------------------------------------------------------
NET FINANCING ACTIVITIES                         (6,993)           (61)         1,778             13
----------------------------------------------------------------------------------------------------
Increase (decrease) in cash                     (10,148)          (485)         5,537          1,747
Cash, beginning of period                        41,855         29,145         26,170         26,913
----------------------------------------------------------------------------------------------------
Cash, end of period                            $ 31,707       $ 28,660       $ 31,707       $ 28,660
====================================================================================================

*    NON-CASH INVESTING ACTIVITIES

      The acquisition of all issued and outstanding shares of Rayrock Resources Inc.,for consideration as follows:

        Calculated fair value of assets received                                                    $94,941
        Less : cash and actual plus estimated transaction costs at June 30, 1999       48,022
                                                                                      -------
        Consideration paid through the issuance of common shares                                    $46,919

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
            (tables expressed in thousands of United States dollars)

                         Six months ended June 30, 1999

1.      GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet and consolidated statements of operations, consolidated statements of retained earnings and consolidated statements of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the "Company") as of June 30, 1999 and December 31, 1998 and the consolidated results of its operations and its cash flows for the three months and six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1998. Certain of the comparative figures have been reclassified to conform with the current period's presentation.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 7 hereof.

2.      ACQUISITION OF RAYROCK RESOURCES INC.

In March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. ("Rayrock"), an Ontario corporation. The Company issued 29,277,820 common shares and paid Cdn. $52,883,007 (approximately U.S. $35.0 million) in connection with the acquisition. The acquisition was accounted for as a purchase and, accordingly the financial statements presented herein reflect the consolidated position of the Company, including Rayrock, as at June 30, 1999 but only include the operating results of the acquired operations for the period March-June 1999.

3.      OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                       June 30, 1999       December 31, 1998
----------------------------------------------------------------------------
Finished goods                               $ 7,825                 $ 4,048
Work-in-progress                               5,647                   5,835
Supplies and spare parts                       2,867                     746
----------------------------------------------------------------------------
                                             $16,340                 $10,629
                                             =======                 =======

4.      NOTE PAYABLE

To facilitate the acquisition of Rayrock, the Company negotiated a bridge loan effective March 1, 1999 of Cdn. $13 million (approximately U.S. $8.7 million) at the bank's prime rate plus 0.75%. The loan was secured by cash balances and was payable on or before April 30, 1999. In April 1999 this loan was fully paid.

5.      SHARE CAPITAL

                                              Six Months Ended                  Six Months Ended
                                               June 30, 1999                      June 30, 1998
------------------------------------------------------------------------------------------------------
                                         # OF             Amount            # of              Amount
                                        SHARES          (in 000's)         Shares           (in 000's)
------------------------------------------------------------------------------------------------------
Issued and fully paid:
Balance at beginning of period        38,860,612        $  109,587        31,222,707        $   89,650
Issued during the period:
  For cash consideration
  under the terms of
  Directors' and
  Employee's stock Options               751,000               786            23,000                74
  Issued upon acquisition of
  Rayrock (see note 2)                29,277,820            46,919                --                --
                                      ----------        ----------        ----------        ----------

Balance at End of Period              68,889,432        $  157,292        31,245,707        $   89,724
                                      ==========        ==========        ==========        ==========

6.      SEGMENT REPORTING

        As at June 30, 1999 and for the six months ended June 30, 1999 (in thousands of dollars)

(a)     Operating segments:

                                                                           Exploration
                                       Producing                              and
                                         Mines                             Development
                                         Gold             Copper           Properties        Corporate           Total
------------------------------------------------------------------------------------------------------------------------
1999

Revenue                                $  18,806         $   3,716         $     222         $      --         $  22,744
Earnings (loss) from operations        $  (1,950)        $  (2,537)        $  (1,063)        $  (2,342)        $  (7,892)
Net earnings (loss)                    $  (1,533)        $  (2,543)        $  (1,062)        $    (865)        $  (6,003)
Identifiable assets                    $  65,931         $  29,398         $  48,315         $  42,833         $ 185,977

1998

Revenue                                $  17,144         $      --         $      --         $      --         $  17,144
Earnings (loss) from operations        $     900         $      --         $      (7)        $  (1,346)        $    (453)
Net earnings (loss)                    $     900         $      --         $      (7)        $    (690)        $     203

(b)     Geographic Information:

                                        North America     Central & South America       Total
-----------------------------------------------------------------------------------------------
Revenue                                   $  19,028              $   3,716            $  22,744
Earnings (loss) from operations           $  (4,228)             $  (3,664)           $  (7,892)
Identifiable Assets                       $ 109,378              $  76,599            $ 185,977

As at June 30, 1998 and for the six months then ended, all revenues, earnings and identifiable assets were in North America.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities. However, these differences have no material effect on the amounts presented in the consolidated financial statements as at June 30, 1999 or December 31, 1998, or for the three months and six months ended June 30, 1999 or 1998.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Glamis Gold Ltd. (the "Company") continues to focus on being a quality, cost-effective gold producer. With the current depressed world gold market the Company continues its cost containment programs at all locations.

The Company is actively seeking growth opportunities. In March 1999 the Company acquired

Rayrock Resources Inc. ("Rayrock") (refer to note 2 to the financial statements). This acquisition added three operating mines to the Company with expected annual output of over 100,000 ounces of gold to Glamis' account as well as the Ivan copper mine in Chile.

As noted previously, the financial statements of the Company reflect the acquisition of Rayrock effective March 1999. Accordingly, the Company's consolidated balance sheet includes the assets and liabilities of Rayrock as at June 30, 1999. However, the Company's statement of operations reflects a complete six months for the Glamis operations, but only four months (March - June 1999) of the newly acquired operations. Certain of the information provided below is not reflected in the financial statements, but is provided to inform readers of the performance of the various properties both prior to and subsequent to the acquisition date.

The Company reported a first half loss of $6.0 million ($0.10 per share) compared to earnings of $0.2 million ($0.01 per share) in the first six months of 1998. The difference is attributable to a $2.5 million loss from the Ivan mine, $0.7 million from decreased production, primarily at Rand, as well as $1.0 million reduction in profits resulting from the decline in the realized price in gold. Exploration expenses and selling, general and administrative charges (net of interest income and tax credits) increased approximately $1.7 million in the first half of 1999 compared to a year earlier. Selling, general and administrative activities were $1.0 million greater during the first six months of 1999 as compared to same period in 1998. The increase is attributable to staffing changes, relocating and consolidation of corporate functions in the Reno office. Other income was positively affected by sales of several investment securities during the first half of 1999.

Losses for the second quarter of 1999 were $2.7 million compared to a loss of $0.1 million in 1998. A $1.3 million loss at Ivan and $1.3 million in exploration expenses were the primary differences in the performance this quarter. Lower production at Rand and Picacho along with a lower realized gold price was offset by sales of investment securities (included in other income). The selling, general and administrative activities increased $0.4 compared to the second quarter of 1998. Consolidation of activities in the Reno corporate office as well as changes in staffing resulting from our Mar-West and Rayrock acquisitions account for these increases.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $37.4 million at June 30, 1999, an increase of $3.2 million from December 31, 1998. Long term liabilities were $18.0 million at June 1999 compared to $4.7 million at December 31, 1998. This increase is due almost entirely to reclamation reserves and deferred taxes attributable to the Rayrock acquisition. As noted, the Company had a bridge loan (to facilitate the Rayrock acquisition) of $8.7 million outstanding from March 1, 1999 which was paid off on April 30, 1999.

The Company's capital expenditures for the second quarter of 1999 were $5.8 million. The major expenditures were $0.9 million for deferred stripping at the Rand mine, $1.5 million spent at San Martin, for land acquisition and the feasibility study, $1.6 million on the new Dee underground project; and $0.9 for stripping at Ivan. All capital expenditures were financed from the Company's working capital. During the first six months of 1999 the Company's operations used $1.5 million in cash. $2.6 million was used at Ivan, while the Company's gold operations contributed $4.2 million. The difference in cash used is attributable to an increase in finished goods inventory reflecting unsold gold ounces held by the Company at the end of June 1999, as well as a corresponding reduction in accounts receivable. Lower gold and copper prices continue to negatively impact cash flows. Comparative production highlights of the first two quarters of 1999 and 1998 respectively are as follows:

PRODUCTION/REVENUE DATA

                                                                 For comparative purposes only.
                                                                 Nevada gold properties acquired
                             GLAMIS GOLD LTD.                    from Rayrock
                             SIX MONTHS ENDED                    Six months ended
--------------------------------------------------------------------------------------------------
                           JUNE 30, 1999 (1)  June 30, 1998      June 30, 1999       June 30, 1998
--------------------------------------------------------------------------------------------------
Gold Ounces produced                  69,008         54,933             58,412              47,265
--------------------------------------------------------------------------------------------------
Average revenue per ounce               $276           $312               $278                $306
--------------------------------------------------------------------------------------------------
Average Market price per
ounce                                   $280           $297               $280                $297
--------------------------------------------------------------------------------------------------
Total cash cost per ounce               $243           $214               $235                $248
--------------------------------------------------------------------------------------------------
Total cost per ounce                    $305           $298               $295                $308
--------------------------------------------------------------------------------------------------

(1) Includes the results of the Nevada properties' operations four months only for March - June 1999 only.

                                                                 For comparative purposes only.
                                                                 Nevada gold properties acquired
                             GLAMIS GOLD LTD.                    from Rayrock
                             THREE MONTHS ENDED                  Three months ended
--------------------------------------------------------------------------------------------------
                           JUNE 30, 1999 (1)  June 30, 1998      June 30, 1999       June 30, 1998
--------------------------------------------------------------------------------------------------
Gold Ounces produced                  44,451         27,596             27,422              23,166
--------------------------------------------------------------------------------------------------
Average revenue per ounce               $267           $297               $267                $307
--------------------------------------------------------------------------------------------------
Average Market price per
ounce                                   $273           $300               $273                $300
--------------------------------------------------------------------------------------------------
Total cash cost per ounce               $236           $222               $238                $252
--------------------------------------------------------------------------------------------------
Total cost per ounce                    $304           $304               $283                $304
--------------------------------------------------------------------------------------------------

(1) Includes the results of the Nevada properties' operations acquired in March 1999.

OPERATIONS REVIEW

MINE PRODUCTION

(Note: The Marigold, Dee and Daisy properties were acquired in March 1999 as part of the Company's acquisition of Rayrock (see note 2)).

                                    SIX MONTHS ENDED                    Six months ended
----------------------------------------------------------------------------------------------------
                                      JUNE 30, 1999   JUNE 30, 1999    June 30, 1998  June 30, 1998
MINE                                TOTAL CASH COST     GOLD OUNCES     Cash Cost of    Gold Ounces
                                      OF PRODUCTION        PRODUCED       Production       Produced
----------------------------------------------------------------------------------------------------
Picacho                                        $191           3,700             $150         10,442
----------------------------------------------------------------------------------------------------
Rand                                           $248          27,275             $229         43,401
----------------------------------------------------------------------------------------------------
Marigold (2)                        (1)        $252       (1)25,535             $232         24,433
----------------------------------------------------------------------------------------------------
Daisy (3)                           (1)        $254       (1)11,016             $267          5,431
----------------------------------------------------------------------------------------------------
Dee                                 (1)        $230       (1)21,861             $266         17,401
----------------------------------------------------------------------------------------------------

(1) The Company's share of this production (March - June 1999 only) totals 13,970 ounces from Marigold, 8,658 ounces from Daisy and 14,571 ounces from Dee; total cash costs are based on March - June 1999 only. 1998 data on Marigold, Dee and Daisy for information only.

(2)     Marigold is 66.7% owned

(3)     Daisy was owned 35% in 1998, 100% in 1999.


                                       THREE MONTHS ENDED                    Three months ended
----------------------------------------------------------------------------------------------------
                                      JUNE 30, 1999   JUNE 30, 1999    June 30, 1998  June 30, 1998
MINE                                TOTAL CASH COST     GOLD OUNCES     Cash cost of    Gold ounces
                                      OF PRODUCTION       PRODUCED       production       produced
----------------------------------------------------------------------------------------------------
Picacho                                        $200           1,462             $159          4,753
----------------------------------------------------------------------------------------------------
Rand                                           $236          15,375             $235         22,192
----------------------------------------------------------------------------------------------------
Marigold (2)                                   $256           9,628             $239      (1)12,116
----------------------------------------------------------------------------------------------------
Daisy (3)                                      $212           7,353             $254       (1)2,761
----------------------------------------------------------------------------------------------------
Dee                                            $241          10,441             $276       (1)8,289
----------------------------------------------------------------------------------------------------

(1)     1998 data on Marigold, Dee and Daisy for information only.

(2)     Marigold is 66.7% owned.

(3)     Daisy was owned 35% in 1998, 100% in 1999.

PICACHO MINE,  CALIFORNIA

Reclamation continues as well as final gold production. 1,462 ounces were produced in the second quarter of 1999 and 3,700 year to date. Picacho is expected to produce approximately 2,000 ounces of gold in the second half of 1999, as final rinsing of the heaps will begin in the third quarter.

RAND MINE, CALIFORNIA

The production shortfalls anticipated in the budget continue at Rand though slightly larger than expected. The mine produced 27,275 ounces for the six months ended June 30, 1999 compared to 43,401 ounces produced for a comparable period in 1998. The planned major stripping program impacted ounces in both the first and second quarters and will somewhat impact the third quarter production. Mechanical problems caused production to improve only slightly to 15,375 ounces in the second quarter. This is well below the 22,192 ounces produced in the second quarter of 1998. Completion of the stripping programs should increase ounces delivered to the pad and production is still anticipated at 75,000 for the entire year.

MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine acquired in March as part of the Rayrock acquisition, is an open-pit mine in central Nevada at the north end of the Battle Mountain-Eureka Trend. Glamis is the operator at Marigold. Four months of production for Glamis' account from Marigold totaled 13,970 ounces of gold. Second quarter ounces of 9,628 for Glamis' account were close to plan. Studies are underway at Marigold to identify ways to increase processing through put. Marigold is projected to produce an additional 20,000 ounces for Glamis' account in the last six months of 1999.

DEE MINE, NEVADA

The Dee Mine was also acquired as part of the Rayrock acquisition. This open-pit mine is located along the Carlin Trend in northeast Nevada, five miles north of the Barrick Goldstrike property. On April 15, 1999, the Company approved a $3.4 million underground development program and during the second quarter progress continued in bringing the North Underground project into production. Ground conditions have been favorable in all headings. Surface mine operations continued with the north end of the Ultimate DX pit providing higher than predicted mill feed and ounces. Gold production was slightly off plan with 10,441 ounces produced in the second quarter (14,571 for the four months of Glamis' ownership). The Company anticipates production of approximately 25,000 ounces during the balance of 1999.

DAISY MINE, NEVADA

The third Nevada property acquired from Rayrock, the Daisy Mine, is an open-pit mine in Nye County, Nevada. Daisy's production for the second quarter (7,353 ounces) was slightly better than expected. The first four months (production of 8,658 ounces) were negatively impacted by operations in the Mother Lode pit which was determined to have less leachable ore than expected and abandoned at the end of February. Operations appear to be back on course and in line to produce 22,000 ounces during the last half of 1999.

IMPERIAL PROJECT, CALIFORNIA

Work continues on the permitting for the Imperial Project. Glamis
Representatives met with the Solicitor of the Department of Interior, the Bureau of Land Management and the Advisory Council on Historic Preservation in Washington during July. Additional information was presented to these groups in response to government and public comments and an accurate estimate of the remaining permit time line was requested.

CIENEGUITA PROJECT, MEXICO

Because heap performance did not improve during April or May in June, rinsing of the heap began. The Company is evaluating several options for proceeding with the Cieneguita project.

MINA IVAN, CHILE

The Ivan Mine is a copper mine acquired in the Rayrock transaction. Ivan is located in the coastal range of northern Chile, approximately 40 kilometers north of the major port city of Antofagasta. Mining at Ivan has been from underground and open-pit workings. Early in the second quarter the Company determined that the sale of Ivan was in the best interests of the Company, as copper production is not deemed to be in line with the Company's long-term objectives. Consequently, a data room has been established and the Company is soliciting offers for the property.

SAN MARTIN PROJECT, HONDURAS

The Company continues to work on converting its Exploration Concession to a Mining Concession. In late June, the new director of DEFOMIN (the Honduran Mining Ministry) was appointed. The vacancy in this position had delayed administration of the new mining laws, as well as the Company's conversion application.

A project team was assembled for the project. The existing model of the Rosa deposit was reviewed and updated. Computer modeling was begun on the Palo Alto deposit. Work is continuing on land purchases, in-fill and condemnation drilling at Palo Alto and metallurgical testing on both Rosa and Palo Alto material. Construction of a community health center in San Ignacio has begun and is expected to be completed this year. In addition, the Company is working with CARE on improvements to the community's water system.

The feasibility study is on-track for completion early in the fourth quarter this year for delivery to the Board of Directors. Subject to delivery of permits and Board approval, the Company anticipates commencing construction in late 1999 or early 2000.

CERRO BLANCO PROJECT, GUATEMALA

Evaluation of the data from the exploration and drilling programs, to date, has led to approval of an additional program to begin in the third quarter of 1999. The Company's goal at Cerro Blanco of providing enough core to do initial metallurgical test work was completed in the second quarter. Results of the metallurgical testing are expected during the fourth quarter of 1999, at which time a scoping study will begin.

EXPLORATION ACTIVITIES

Exploration expense was $1.3 million for the second quarter. This was spent primarily on exploration at or near the Company's Nevada operations, as well as certain exploration properties in Central and South America.

OTHER MATTERS

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date resulting in errors when information using year 2000 dates is processed. In addition similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on certain operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be totally certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. The Company is continuously identifying and managing the risks of its business, including the potential impact of Year 2000-related problems.

The Company has identified four main areas where it has potential exposure to Year 2000-related problems.

        a) Basic Critical Mine Operating Areas dependent on service providers (such as utilities). Our normal operating plans always provide for emergency measures such as in the case of power interruption, and these issues have been addressed and are not considered to present unmanageable risk to the Company.

        b) Basic Suppliers to the Mining Operations. These include consumables as well as equipment suppliers. This is the area where there is ongoing contact with providers where a deemed "critical" supply or piece of equipment is involved but whose performance has not yet been satisfactorily "assured" to us. This does not imply that we will have a problem, only that we have identified something where we could have a problem and have asked the supplier for more information so we may address the issue. This is ongoing and we have complete cooperation from our suppliers. We have also recently completed identification of secondary sources of supplies which already conform and who can be utilized if necessary. Our on-going supplier/vendor assessment is on track for completion in the third quarter of 1999. We do not consider ourselves at undue risk from any supplier or provider in this area.

        c) Product security risks: risks regarding production, shipment, storage or sales. These risks can be mitigated by the Company, and are on a normal basis. We feel confident that we are not at risk from Year 2000 problems in these areas at this time.

        d) Financial and Accounting Transactions and Recordkeeping. The Company believes its recordkeeping and reporting systems are already compliant. The Company has state-of-the-art systems already in place using relational technology. All network servers have been certified compliant by their manufacturer. The Company has planned additional software upgrades, which will underscore the readiness of the system. Due to the nature of the Company's business, there are few interconnects and interdependencies to be of concern. The Company's communications with financial counterparts have satisfied us as to the safety of our normal transactions with them. We anticipate no extraordinary measures outside of the normal due diligence exercised in transacting financial operations and placing our investments due to Year 2000-related issues at this time.

As noted at December 31, 1998, the Company has incurred limited Year 2000-specific costs. Due to the consolidation and centralization of the Company's accounting and reporting functions and the related work done at the operations, hardware and software upgrades and additions were ongoing in 1998 and to date in 1999. Because these systems have only recently been installed or upgraded to ensure network compatibility, they were already certified as Y2K compliant. The planned additional software upgrades involve upgrading the network to Windows NT to more effectively serve all users. We have not considered these costs, all of which were capitalized, to be Year 2000 driven. The latest additions to our information system resulting from our acquisition of Rayrock in March have all been tested and upgraded where necessary. The Nevada operations accounting software has been certified Y2K compliant. These systems (using MAS 90 software) are planned to be switched over to the corporate office system during the first quarter of 2000.

Because the Company operates primarily basic heap leach operations, (refer to the annual report at December 31, 1998 on Form 10-K for a complete description of the process) we consider the material risks to be those described in detail above. We do not expect a material impact on costs nor on revenues from any Year 2000-related issues identified by us at this time."

FORWARD-LOOKING STATEMENTS

Certain of the information contained herein constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements, involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the actual results of current exploration activities, conclusions of feasibility studies now underway, changes in project parameters as plans continue to be refined, future prices for gold and other mineral commodities, estimated future production and costs of production, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Form 10-K. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause actual results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

The table below sets forth the positions of the Company at June 30, 1999 and December 31, 1998. Fair values are estimated based on market quotations of the variables based on expected maturity date.

                 (in thousands of U.S. dollars unless indicated)
                                 As of June 30,

1999                                      As of December 31, 1998
------------------------------------------------------------------------------------------------------
                             Maturity 1999  Estimated Fair Value  Maturity 1999   Estimated Fair Value
------------------------------------------------------------------------------------------------------
Assets:
  Short-term investments     $ 26.3 million     $ 26.3 million    $ 23.0 million     $ 23.0 million
------------------------------------------------------------------------------------------------------
Derivatives:
  Gold Forward Sales

  Ounces                               500                $4.4            3,000                $ 17.0
  Price per ounce                     $270                                $ 294
------------------------------------------------------------------------------------------------------
 Gold Put Options Purchased
  Ounces                             7,200              $167.5              Nil                   Nil
  Price per ounce                     $286

  Ounces                             9,000              $244.1
  Price per ounce                     $290
------------------------------------------------------------------------------------------------------
  Gold Call Options sold:
  Ounces                            13,500                 Nil           10,000                   Nil
  Price per ounce                    $ 320                                $ 310

  Ounces                             7,200                 Nil
  Price per ounce                    $ 310

------------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS: None

ITEM 2  CHANGES IN SECURITIES: None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        The Company held its Annual General Meeting on April 28, 1999. At the meeting three shareholders holding 6,202 shares were present in person and 850 shareholders holding 39,842,283 shares were represented by proxy.

        At the meeting, unanimous approval by a show of hands was given with respect to:

        1.     Fixing the size of the Board at 7 persons.

        2. The election of Messrs. C. Kevin McArthur, James R. Billingsley, Ian S. Davidson, Jean Depatie, Leonard Harris, Kenneth H. Williamson and A. Dan Rovig.

        3. The appointment of KPMG LLP, Chartered Accountants, as auditors of the Company.

        4. Approval of a resolution to ratify the cancellation and subsequent re-grant of incentive share purchase options to certain employees and insiders of the Company under the Company's Amended Incentive Share Purchase Option Plan.

ITEM 5  OTHER INFORMATION: None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

                      (a) Exhibits

                             Exhibit No.       Exhibit Description
                             -----------       -------------------
                                10.58          Services Agreement between the
                                               Company and James S. Voorhees
                                               dated June 01, 1999

                                27             Financial Data Schedule

                      (b) Reports on Form 8-K

                                    (i) Report on Form 8-K-A filed May 14, 1999
                                    amending the Form 8-K filed March 15, 1999 with respect to the acquisition of Rayrock Resources Inc.

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

                                        GLAMIS GOLD LTD.
                                        ----------------
                                          (registrant)


Date:   August 11, 1999                 "signed"
                                        -----------------
                                        DANIEL J. FORBUSH
                                        Chief Financial Officer & Treasurer
                                        (Principal Accounting and Financial
                                        Officer)