Form 10-Q
period 1999-09-30
GLAMIS GOLD LTD
filed 1999-11-12
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 0-31986 (82-689)

             ------------------------------------------------------

                               GLAMIS GOLD LTD
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


British Columbia, Canada                          None
-----------------------------------------------   --------------------------------
(Jurisdiction of incorporation or organization)   (IRS Employer Identification No.


5190 Neil Road, Suite 310, Reno, Nevada 89502
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  775-827-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 180 days. Yes [X] No [ ].

The number of shares outstanding of the Registrant's common stock, as of November 10, 1999, was 69,864,832.

GLAMIS GOLD LTD.

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I    Financial Statements

     Item 1. Financial Statements                                                              3

             Consolidated Balance Sheets as at September 30, 1999 and
             December 31, 1998                                                                 3

             Consolidated Statements of Operations for the three months and nine
             months ended September 30, 1999 and 1998                                          4

             Consolidated Statements of Retained Earnings for the three months
             and the nine months ended September 30, 1999 and 1998                             4

             Consolidated Statements of Cash Flows for the three months and the
             nine months ended September 30, 1999 and 1998                                     5

             Notes to Interim Consolidated Financial Statements                                6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             8

     Item 3. Qualitative and Quantitative Disclosures About Market Risk                       15

Part II      Other Information                                                                15

     Item 1. Legal Proceedings                                                                17

     Item 2. Changes in Securities                                                            17

     Item 3. Defaults Upon Senior Securities                                                  17

     Item 4. Submission of Matters to a Vote of Security Holders                              17

     Item 5. Other Information                                                                17

     Item 6. Exhibits and Reports on Form 8-K                                                 17

             Signatures                                                                       18

             Exhibit Index                                                                    17

[Part 1 -- Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

                                                          SEPTEMBER 30,       December 31,
                                                                   1999               1998
------------------------------------------------------------------------------------------
ASSETS
Cash                                                        $  30,242             $ 26,170
Other current assets (note 3)                                  24,302               12,048
------------------------------------------------------------------------------------------
Current assets                                                 54,544               38,218

Plant and equipment and mine development costs, net           112,810               79,655
Other assets                                                    8,626                1,288
------------------------------------------------------------------------------------------
                                                            $ 175,980             $119,161
==========================================================================================
LIABILITIES
Current liabilities                                         $   9,087             $  4,062
Long term liabilities                                          17,377                4,740
SHAREHOLDERS' EQUITY
Share capital (note 5):
  Authorized:
  200,000,000 common shares without par value
  5,000,000 preferred shares, $10 par value,
  Issuable in Series
  Issued and fully paid:
  69,150,632 common shares (1998 -- 38,860,612)               157,639              109,587
Contributed surplus                                                63                   63
Cumulative translation adjustment                                  69                   --
Retained earnings (deficit)                                    (8,255)                 709
------------------------------------------------------------------------------------------
                                                              149,516              110,359
------------------------------------------------------------------------------------------
                                                            $ 175,980             $119,161
==========================================================================================


Prepared by Management without audit
Approved by the Directors:


/s/ C. KEVIN McARTHUR               /s/ A. DAN ROVIG
------------------------            --------------------------
C. Kevin McArthur                   A. Dan Rovig
Director                            Director

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars)
(Except per share amount)

                                               Three months ended September 30,     Nine months ended September 30,
                                                      1999              1998                1999           1998
-------------------------------------------------------------------------------------------------------------------
Revenue from production                             $ 15,683          $ 8,244              $38,427      $ 25,388
Cost of production                                    12,303            5,535               33,867        16,998
-------------------------------------------------------------------------------------------------------------------
                                                       3,380            2,709                4,560         8,390
-------------------------------------------------------------------------------------------------------------------
Expense
  Depreciation & depletion                             4,625            2,164                9,050         6,694
  Reclamation                                            321               99                  711           350
  Selling, general, administration                     2,317              600                4,614         1,946
  Exploration                                            143               28                2,104            35
-------------------------------------------------------------------------------------------------------------------
                                                       7,406            2,891               16,479         9,025
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                       (4,026)            (182)             (11,919)         (635)
Interest expense                                          96              (36)                 266            61
Other (income) expense                                  (271)            (452)              (1,919)       (1,345)
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   (3,851)             306              (10,266)          649
Provision for (benefit from) income taxes               (890)             101               (1,302)          241
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $(2,961)         $   205               (8,964)     $    408
===================================================================================================================
Earnings (loss) per share                           $( 0.04)          $  0.00              $ (0.14)     $   0.01
===================================================================================================================


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Expressed in thousands of U.S. dollars)

                                               Three months ended September 30,     Nine months ended September 30,
                                                      1999              1998                1999           1998
-------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit) beginning of period      $(5,294)         $ 2,919              $   709      $  2,716
  Beginning of period
Net earnings (loss)                                   (2,961)             205               (8,964)          408
Dividends                                                 --               --                   --            --
-------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit) end of period            $(8,255)         $ 3,124              $(8,255)     $  3,124

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

                                               Three months ended September 30,     Nine months ended September 30,
                                                      1999              1998                1999           1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings (loss)                               $ (2,961)         $   205              $(8,964)     $    408
  Adjustment for items not affecting
    Working capital                                    5,473            2,310               12,340         7,030
  Net changes in non-cash
    Working capital                                   (4,282)             676               (6,682)        2,706
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS           $ (1,770)           3,191               (3,306)       10,144
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES*
  Capital expenditures                                 2,931           (1,776)              (5,830)       (7,170)
  Business acquisition                                (2,861)              --                7,908            --
  Other assets                                           (42)              --                3,247           175
-------------------------------------------------------------------------------------------------------------------
NET INVESTMENT ACTIVITIES                                 28           (1,776)               5,325        (6,995)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Stock issues                                           347              106                1,134           180
  Cumulative translation adjustment                      (28)            (189)                  69          (250)
  Contracts Payable                                      (42)              --                  850            --
-------------------------------------------------------------------------------------------------------------------
NET FINANCING ACTIVITIES                                 277              (83)               2,053           (70)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                           (1,465)           1,332                4,072         3,079
Cash, beginning of period                             31,707           28,660               26,170        26,913
-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                 $ 30,242          $29,992              $30,242      $ 29,992
===================================================================================================================


*NON-CASH INVESTING ACTIVITIES
  The acquisition of all issued and outstanding shares of Rayrock Resources Inc., for consideration as follows:

      Calculated fair value of assets received                                         $ 94,941
      Less: cash and actual plus estimated transaction costs at September 30, 1999     $ 48,022
                                                                                       --------
      Consideration paid through the issuance of common shares                         $ 46,919
                                                                                       ========

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
                 (tables expressed in thousands of U.S. dollars)
                      Nine months ended September 30, 1999

1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet and consolidated statements of operations, consolidated statements of retained earnings and consolidated statements of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the "Company") as of September 30, 1999 and December 31, 1998 and the consolidated results of its operations and its cash flows for the three months and nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1998. Certain of the comparative figures have been reclassified to conform with the current period's presentation.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 6 hereof.

2.   ACQUISITION OF RAYROCK RESOURCES INC.

In March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. ("Rayrock"), an Ontario corporation. The Company issued 29,277,820 common shares and paid Cdn. $52,883,007 (approximately U.S. $35.0 million) in connection with the acquisition. The acquisition was accounted for as a purchase and accordingly the financial statements presented herein reflect the consolidated position of the Company, including Rayrock, as at September 30, 1999 but only include the operating results of the acquired operations for the period March-September 1999.

3.   OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                               SEPTEMBER 30, 1999         December 31, 1998
-------------------------------------------------------------------------------
Finished goods                            $ 9,020                   $ 4,048
Work-in-progress                            7,288                     5,835
Supplies and spare parts                    2,882                       746
-------------------------------------------------------------------------------
                                          $19,190                   $10,629
                                          =======                   =======

4.       SHARE CAPITAL

                                                  Nine Months ended                     Nine Months ended
                                                 September 30, 1999                    September 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                           # OF SHARES     Amount (in 000's)      # of shares       Amount (000's)
-------------------------------------------------------------------------------------------------------------------
Issued and fully paid:
Balance at beginning of period              38,860,612              $109,587       31,222,707             $ 89,650
Issued during the period:

  For cash consideration under
  the terms of Directors' and
  Employee's stock options                   1,012,200                 1,133           23,000                   74

  Pursuant to agreement to
  Acquire remaining 40%
  Interest in La Cieneguita                                                            25,000                  106
                                                    --                    --

Issued upon acquisition of Rayrock
(see note 2)                                29,277,820                46,919               --                   --
                                            ----------              --------       ----------             --------

Balance at End of Period                    69,150,632              $157,639       31,270,707             $ 89,830
                                            ==========              ========       ==========             ========


5.   SEGMENT REPORTING

     As at September 30, 1999 and for the nine months ended September 30, 1999 (in thousands of dollars)

(a)  Operating segments:

                                                                       Exploration and
                                            Producing Mines            Development
                                        Gold            Copper         Properties       Corporate      Total
-------------------------------------------------------------------------------------------------------------------
1999
Revenue                                 $ 31,293       $  6,912        $    222         $     --       $ 38,427
Earnings (loss) from operations         $ (2,085)      $ (4,371)       $  ( 849)        $ (4,614)      $(11,919)
Net earnings (loss)                     $   (773)      $ (4,382)       $  ( 849)        $ (2,960)      $ (8,964)
Identifiable assets                     $ 70,177       $ 28,184        $ 41,188         $ 36,431       $175,980

1998
Revenue                                 $ 25,388       $     --        $     --         $     --       $  17,144
Earnings (loss) from operations         $  1,346       $     --        $    (35)        $ (1,946)      $    (635)
Net earnings (loss)                     $  1,346       $     --        $    (35)        $   (903)      $     408
Identifiable Assets                     $ 45,972       $     --        $ 19,655         $ 35,097       $ 100,724
-------------------------------------------------------------------------------------------------------------------

(b)  Geographic Information:

                                        North America                  Central & South America       Total
-------------------------------------------------------------------------------------------------------------------
1999
Revenue                                 $ 31,515                      $   6,912                       $ 38,427
Earnings (loss) from operations         $ (7,374)                     $  (4,545)                      $(11,919)
Identifiable Assets                     $121,013                      $  54,967                       $175,980


As at September 30, 1998 and for the nine months then ended, all revenues, earnings and identifiable assets were in North America.

6. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for income taxes and investments in equity securities. However, these differences have no material effect on the amounts presented in the consolidated financial statements as at September 30, 1999 or December 31, 1998, or for the three months and nine months ended September 30, 1999 or 1998.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Glamis Gold Ltd. (the "Company") continues to focus on being a quality, cost effective gold producer. With the gold the price for the third quarter of 1999 averaging $259 ($273 for nine months) the Company continued to emphasize its cost containment programs at all locations.

The Company is actively seeking growth opportunities. In March 1999 the Company acquired Rayrock Resources Inc. ("Rayrock") (refer to note 2 to the Financial statements). The acquisition added three operating gold mines to the Company with expected annual output of over 100,000 ounces of gold to Glamis' Account as well as the Ivan copper mine in Chile. (The Ivan mine was sold on October 29, 1999 for US$21 million.)

As noted previously, the financial statements of the Company reflect the acquisition of Rayrock effective March 1999. Accordingly, the Company's consolidated balance sheet includes the assets and liabilities of Rayrock as at September 30, 1999. However, the Company's statement of operations reflects a complete nine months for the Glamis operation, but only seven months (March-September 1999) of the newly acquired operations. Certain of the information provided below is not reflected in the financial statements, but is provided to inform readers of the performance of the various properties both prior to and subsequent to the acquisition date.

The Company reported a loss for the nine months ended September 30, 1999 of $8.96 million ($0.14 per share) compared to earnings of $0.4 million ($0.01 per share) in the first nine months of 1998. The difference is primarily attributable to a $4.4 million loss from the Ivan mine, $1.0 million from decreased production and higher costs at Rand, as well as $1.0 million reduction in profits resulting from the decline in the realized price in gold. Selling, general and administrative activities were $2.7 million greater during the first nine months of 1999 as compared to same period in 1998. The increase is attributable to staffing changes, relocation and consolidation of corporate functions in the Reno office as well as a $866,000 restructuring charge taken in the third quarter. Other income was positively affected by sales of several investment securities during the first nine months of 1999.

Losses for the third quarter of 1999 were $2.96 million compared to a loss of $0.1 million in 1998. The Ivan mine lost an additional $1.3 million in the third quarter. Increases in depreciation and depletion of $2.5 million are a result of on-going re-assessment of the acquired Nevada properties. The increase in selling, general and administrative ($1.7 million) was affected by the restructuring charge of $866,000 in the quarter. These losses were offset by improvements in the total costs of production (see production tables).

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $45.5 million at September 30, 1999, an increase of $11.3 million from December 31, 1998. Long term liabilities were $17.4 million at September 30, 1999 compared to $4.7 million at December 31, 1998. This increase is due almost entirely to reclamation reserves and deferred taxes attributable to the Rayrock acquisition. The Company continues to have no long-term debt.

During the third quarter the sale of the Imperial shovel for $7.0 million and other miscellaneous disposals offset capital expenditures of $4.1 million at other units. The major capital expenditures were $0.5 mine development at Ivan, $1.0 million for deferred stripping at Rand, $1.4 million for the underground project at the Dee mine and $1.4 million at San Martin project. The San Martin project feasibility study was approved by the Board of Directors on October 06, 1999. The third quarter expenditures were for land acquisition, preparation of the feasibility study, engineering and metallurgical test work. All capital expenditures were financed from the Company's working capital.

During the first nine months of 1999 the Company's operations used $3.3 million in cash. $2.5 million was used at Ivan, while the Company's gold operations contributed $3.3 million. The significant differences in cash used are attributable to an increase in work-in-process inventories at Rand ($0.5 million), Marigold ($0.6 million) and Daisy ($0.6 million) and an increase in finished goods inventory reflecting gold ounces being leased out or in process at the refineries, ($5.0 million). Materials and supplies inventories increased by $2.1 million over the nine-month period, attributable to the addition of four mines. Positive changes resulted from increases in accounts payable, contracts and royalties payable ($3.2 million) and a decrease in accounts receivable ($0.6 million). Lower gold ($273 average for the nine months) and copper prices continue to negatively impact cash flows. Comparative production highlights of the first three quarters of 1999 and 1998 respectively are as follows:

PRODUCTION/REVENUE DATA


                                                                                 For comparative purposes only
                                                                                 Nevada gold properties
                                                   GLAMIS GOLD LTD.              acquired from Rayrock
                                                  NINE MONTHS ENDED              Nine months ended
---------------------------------------------------------------------------------------------------------------
                                        SEPTEMBER 30,       September 30,      September 30,      September 30,
                                                 1999(1)             1998               1999               1998
---------------------------------------------------------------------------------------------------------------
Gold Ounces produced                          110,582              81,118            131,787             74,398
---------------------------------------------------------------------------------------------------------------
Average revenue per ounce                      $  285             $   313             $  292             $  302
---------------------------------------------------------------------------------------------------------------
Average Market price
Per ounce                                      $  273             $   294             $  273             $  294
---------------------------------------------------------------------------------------------------------------
Total cash cost per ounce                      $  233             $   214             $  234             $  247
---------------------------------------------------------------------------------------------------------------
Total  prod. Cost per ounce                    $  307             $   296             $  304             $  305
---------------------------------------------------------------------------------------------------------------

----------
(1) includes the results of the Nevada properties' operations for seven months March-September 1999.


                                                                                 For comparative purposes only
                                                                                 Nevada gold properties
                                                   GLAMIS GOLD LTD.              acquired from Rayrock
                                                 THREE MONTHS ENDED              Three months ended
---------------------------------------------------------------------------------------------------------------
                                        SEPTEMBER 30,       September 30,      September 30,      September 30,
                                                 1999(1)             1998               1999               1998
---------------------------------------------------------------------------------------------------------------
Gold Ounces produced                           41,574              26,185            41,574              27,133
---------------------------------------------------------------------------------------------------------------
Average revenue per ounce                      $  300             $   315             $  300             $  295
---------------------------------------------------------------------------------------------------------------
Average Market price
Per ounce                                      $  259             $   289             $  273             $  294
---------------------------------------------------------------------------------------------------------------
Total cash cost per ounce                      $  207             $   213             $  207             $  245
---------------------------------------------------------------------------------------------------------------
Total  prod. Cost per ounce                    $  287             $   270             $  287             $  300
---------------------------------------------------------------------------------------------------------------

----------
(1) includes the results of the Nevada properties' operations acquired in March 1999.


OPERATIONS REVIEW

MINE PRODUCTION

(Note: The Marigold, Dee and Daisy properties were acquired in March 1999 as part of the Company's acquisition of Rayrock (see note 2).

                                              NINE MONTHS ENDED                        Nine months ended
---------------------------------------------------------------------------------------------------------------
                                        SEPTEMBER 30,       September 30,      September 30,      September 30,
                                                 1999           1999 Gold          1998 Cash          1998 Gold
MINE                               TOTAL CASH COST OF              ounces            cost of             ounces
                                        OF PRODUCTION            produced         production           produced
---------------------------------------------------------------------------------------------------------------
Picacho                                        $ 173                5,497              $ 144             14,461
---------------------------------------------------------------------------------------------------------------
Rand                                           $ 248               39,149              $ 229             65,141
---------------------------------------------------------------------------------------------------------------
Marigold (2)                            (1)    $ 224       (1)     35,208              $ 236             34,892
---------------------------------------------------------------------------------------------------------------
Daisy (3)                               (1)    $ 204       (1)     20,778              $ 234             14,657
---------------------------------------------------------------------------------------------------------------
Dee                                     (1)    $ 253       (1)     30,321              $ 270             24,849
---------------------------------------------------------------------------------------------------------------

----------
(1) The Company's share of this production (March-September 1999 only) totals 23,651 ounces from Marigold, 18,420 ounces from Daisy and 23,031 ounces from Dee; total cash costs are based on March-September 1999 only. 1998 data on Marigold, Dee and Daisy for information only.

(2) Marigold is 66.7% owned.

(3) Daisy was owned 35% January-June 1998 and 100% thereafter.


                                              NINE MONTHS ENDED                        Nine months ended
---------------------------------------------------------------------------------------------------------------
                                        SEPTEMBER 30,       September 30,      September 30,      September 30,
                                                 1999           1999 Gold          1998 Cash          1998 Gold
MINE                               TOTAL CASH COST OF              ounces            cost of             ounces
                                        OF PRODUCTION            produced         production           produced
---------------------------------------------------------------------------------------------------------------
Picacho                                        $ 135                1,797              $ 129              4,019
---------------------------------------------------------------------------------------------------------------
Rand                                           $ 251               11,874                227             21,740
---------------------------------------------------------------------------------------------------------------
Marigold (2)                                   $ 180                9,681                245      (1)    10,459
---------------------------------------------------------------------------------------------------------------
Daisy (3)                                      $ 120                9,762                215      (1)     9,226
---------------------------------------------------------------------------------------------------------------
Dee                                            $ 292                8,460                279      (1)     7,448
---------------------------------------------------------------------------------------------------------------

----------
(1)  1998 data on Marigold, Dee and Daisy for information only.

(2)  Marigold is 66.7% owned.

(3)  Daisy was owned 35% in January-June 1998 and 100% thereafter.

PICACHO MINE, CALIFORNIA

Reclamation continues as well as final gold production. 1,797 ounces were produced in the third quarter of 1999 and 5,497 year to date. Picacho is expected to produce approximately 1,100 ounces of gold in the last quarter of 1999.

RAND MINE, CALIFORNIA

The production shortfalls anticipated in the budget continue at Rand though slightly larger than expected. The mine produced 39,149 ounces for the nine months ended September 30, 1999 compared to 65,141 ounces produced for a comparable period in 1998. The planned major stripping program has impacted ounces year-to-date, but production is increasing steadily in the fourth quarter. Production is anticipated at 64,000 ounces for the entire year.

MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine acquired in March as part of the Rayrock acquisition, is an open-pit mine in central Nevada at the north end of the Battle Mountain-Eureka Trend. Glamis is the operator at Marigold. Seven months of production for Glamis' account from Marigold totaled 23,651 ounces of gold. Marigold performance continues to improve as the third quarter production of 9,681 ounces is expected to increase to close to 12,000 in the fourth quarter.

DEE MINE, NEVADA

The Dee Mine was also acquired as part of the Rayrock acquisition. This open-pit mine is located along the Carlin Trend in northeast Nevada, five miles north of the Barrick Goldstrike property. On April 15, 1999, the Company approved a $3.4 million underground development program. Third quarter development remained behind plan in bringing the North Underground project into production. Open pit operations continued to concentrate on stripping of the Ultimate DX pit. Gold production continues to be off plan with 8,460 ounces produced in the third quarter (23,031 for the seven months of Glamis' ownership). At the end of October, the contract with the existing underground mining contractor was terminated and a contract with a new contractor is being negotiated. The Company expects a cessation of underground mining of approximately three weeks and anticipates production of approximately 9,700 ounces during the balance of 1999.

DAISY MINE, NEVADA

The third Nevada property acquired from Rayrock, the Daisy Mine, is an open-pit mine in Nye County, Nevada. Daisy's production for the third quarter (9,762 ounces) was slightly less than expected. The first seven months (production of 18,420 ounces) were negatively impacted by operations in the Mother Lode pit which was subsequently abandoned. Production has been increasing and a total of 31,000 ounces should be produced for Glamis during 1999. Mining at Daisy is expected to be completed in the fourth quarter with a decision whether to develop the nearby Reward deposit expected in the first quarter of 2000.

IMPERIAL PROJECT, CALIFORNIA

The Company continues to seek government permits to allow development of the Imperial Project. Completion of an Environmental Impact Statement and final decision by the Bureau of Land Management on Imperial's permit submittals are expected in the first half of 2000.

CIENEGUITA PROJECT, MEXICO

Heap rinsing continued in September and will continue as required based on samples of heap residues taken during the month. Reclamation of the mine is complete; additional work is required at the process facility.

MINA IVAN, CHILE

The Ivan Mine is a copper mine acquired in the Rayrock transaction. Ivan is located in the coastal range of northern Chile, approximately 40 kilometers north of the major port city of Antofagasta. Mining at Ivan has been from underground and open-pit workings. Early in the second quarter the Company determined that the sale of Ivan was in the best interests of the Company, as copper production is not deemed to be in line with the Company's long-term objectives. Subsequently, on October 29, 1999, the companies that hold the Chilean copper assets (Minera Rayrock Limitada and Minera Dona Isabel) were sold for $21 million.

SAN MARTIN PROJECT, HONDURAS

The feasibility study was completed and approved by the Board of Directors on October 06, 1999. The Company has commenced certain activities and will enter the construction phase in late fourth quarter subject to delivery of the final permits. The project is expected to have initial capital expenditures of $27 million and produce gold at a total cost of $210 per ounce.

CERRO BLANCO PROJECT, GUATEMALA

Evaluation of the data from the exploration and drilling programs in the second quarter led to approval of an additional program which began in October 1999. The drilling program is expected to be completed by year-end. Results of the metallurgical testing are expected during the fourth quarter of 1999, at which time a scoping study will begin.

EXPLORATION ACTIVITIES

Exploration expense was only $143,000 for the third quarter. This was limited to certain exploration at or near the Company's Nevada operations, as well as certain exploration properties in Central America. Exploration work at San Martin and Cerro Blanco is capitalized.

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

     b) Basic Suppliers to the Mining Operations. These include consumables as well as equipment suppliers. This is the area where there is ongoing contact with providers where a deemed "critical" supply or piece of equipment is involved but whose performance has not yet been satisfactorily "assured" to us. This does not imply that we will have a problem, only that we have identified something where we could have a problem and have asked the supplier for more information so we may address the issue. This is ongoing and we have complete cooperation from our suppliers. We have also recently completed identification of secondary sources of supplies which already conform and who can be utilized if necessary. Our on-going supplier/vendor assessment was completed in the third quarter of 1999. We do not consider ourselves at undue risk from any supplier or provider in this area.

     c) Product security risks: risks regarding production, shipment, storage or sales. These risks can be mitigated by the Company, and are on a normal basis. We feel confident that we are not at risk from Year 2000 problems in these areas at this time.

     d) Financial and Accounting Transactions and Recordkeeping. The Company believes its recordkeeping and reporting systems are already compliant. The Company has state-of-the-art systems already in place using relational technology. All network serves have been certified compliant by their manufacturer. The Company has planned additional software upgrades, which will underscore the readiness of the system. Due to the nature of the Company's business, there are few interconnects and interdependencies to be of concern. The Company's communications with financial counterparts have satisfied us as the safety of our normal transactions with them. We anticipate no extraordinary measures outside of the normal diligence exercised in transacting financial operations and placing our investments due to Year 2000-related issues at this time.

As noted at December 31, 1998, the Company has incurred limited Year 2000-specific costs. Due to the consolidation and centralization of the Company's accounting and reporting functions and the related work done at the operations, hardware and software upgrades and additions were ongoing in 1998 and to date in 1999. Because these systems have only recently been installed or upgraded to ensure network compatibility, they were already certified as Y2K compliant. The planned additional software upgrades involve upgrading the network to Windows NT to more effectively serve all users. We have not considered these costs, all of which were capitalized, to be Year 2000 driven. The latest additions to our information system resulting from our acquisition of Rayrock in March have all been tested and upgraded where necessary. The Nevada operations accounting software has been certified Y2K compliant. These systems (using MAS 90 software) are planned to be switched over to the corporate office system during the first half of 2000.

Because the Company operates primarily basic heap leach operations, (refer to the annual report at December 31, 1998 on Form 10-K for a complete description of the process) we consider the material risks to be those described in detail above. We do not expect a material impact on costs nor on revenues from any Year 2000-related issues identified by us at this time.

FORWARD-LOOKING STATEMENTS

Certain of the information contained herein constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements, involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, among others, the actual results of current exploration activities, conclusions of economic analyses now underway, changes in project parameters as plans continue to be refined, future prices for gold and other mineral commodities, estimated future production and costs of production, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Form 10-K. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in Item 7 "Other Risks" in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is subject to changes in metals and prices, which directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, the Company believes it is important to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives", the value of which is "derived" from movements in the prices or rates associated with the underlying product.

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

The table below sets forth the positions of the Company at September 30, 1999 and December 31, 1998. Fair values are estimated based on market quotations of the variables based on expected maturity date.

                                      Positions as at December 31, 1998
                                      (in thousands of U.S. dollars unless indicated)
-----------------------------------------------------------------------------------------------------
                    Assets:           Derivatives:      Gold Put          Gold Call         Gold Call
                    Short-term        Gold Forward      Options           Options           Options
                    Investments       Sales             Purchased         Sold              Purchased
-----------------------------------------------------------------------------------------------------
Maturity 1999
  Investments     $23.0 million                 --             --                --                --
  Ounces                     --              3,000             --            10,000                --
  Average
  price per
  ounce                      --             $  294             --           $   310                --
  Fair Market
  Value           $23.0 million             $ 17.0             --               Nil                --
-----------------------------------------------------------------------------------------------------


                                      Positions as at September 30, 1999
                                      (in thousands of U.S. dollars unless indicated)
-----------------------------------------------------------------------------------------------------
                    Assets:           Derivatives:      Gold Put          Gold Call         Gold Call
                    Short-term        Gold Forward      Options           Options           Options
                    Investments       Sales             Purchased         Sold              Purchased
-----------------------------------------------------------------------------------------------------
Maturity 1999
  Investments     $28.0 million                 --             --             --                   --
  Ounces                     --             23,800          9,500         37,500                3,600
  Average
  price per
  ounce                      --               $278           $270           $286                 $310
  Fair Market
  Value           $28.0 million            $(503.1)           Nil        $(487.5)               $21.6
-----------------------------------------------------------------------------------------------------
Maturity 2000
  Investments                --                 --             --             --                   --
  Ounces                     --             58,000         36,000         19,000                   --
  Average
  price per
  ounce                      --               $285           $275           $275                   --
  Fair Market
  Value                      --            $(870.0)           Nil        $(475.0)                  --
-----------------------------------------------------------------------------------------------------
Maturity 2001
  Investments                --                 --             --             --                   --
  Ounces                     --                 --             --         60,000                   --
  Average
  price per
  ounce                      --                 --             --           $295                   --
  Fair Market
  Value                      --                 --             --        $(600.0)                 --
-----------------------------------------------------------------------------------------------------

                           PART 11 - OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS: None


ITEM 2 CHANGES IN SECURITIES: None


ITEM 3 DEFAULTS UPON SENIOR SECURITIES: None


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None


ITEM 5 OTHER INFORMATION: None


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

     a)   Exhibits

          Exhibit Number                Exhibit Description

          27                            Financial Data Schedule


     b)   Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLAMIS GOLD LTD.
                                          (registrant)

Date: November 12, 1999                 /s/ CHERYL S. MAHER
                                        ----------------------------------------
                                        Cheryl S. Maher
                                        Treasurer
                                        (Principal Accounting and Financial
                                        Officer)