Form 10-K405
period 1999-12-31
GLAMIS GOLD LTD
filed 2000-03-29
CIK 782819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999

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

5190 Neil Road, Suite 310, Reno, Nevada, USA  89502
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting securities held by non-affiliates of the registrant (based on the closing sale price of the common shares of $2.00 on March 24, 2000, as reported by the New York Stock Exchange, Inc.) was $139.9 million.

As of March 24, 2000 the Registrant had 69,962,832 common shares outstanding.

                                    1 of 141
                        Exhibit Index Appears on Page 79

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS ON MAY 3, 2000, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                    CURRENCY

All amounts are expressed in United States dollars unless otherwise noted.

                               COPIES OF FORM 10-K

A copy of this Form 10-K, including the financial statements and schedules hereto, can be obtained, without charge, by sending a written request to the Vice President, Investor Relations, at:

                                Glamis Gold Ltd.,
                            5190 Neil Road, Suite 310
                                  Reno, Nevada
                                    USA 89502

                                TABLE OF CONTENTS

GLOSSARY .................................................................     4

ITEM 1 - BUSINESS - Introduction .........................................     6
     Summary of Business .................................................     6
     Operating Summary ...................................................     8
     Summary of Reserves & Other Mineralization ..........................     9
     Production Method ...................................................    12
     Other Considerations ................................................    15
     Executive Officers of the Company ...................................    21

ITEM 2 - PROPERTIES ......................................................    22
     Other Lands .........................................................    29

ITEM 3 - LEGAL PROCEEDINGS ...............................................    32

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    32

ITEM 5 - MARKET INFORMATION AND RELATED SHAREHOLDER MATTERS ..............    33

ITEM 6 - SELECTED FINANCIAL INFORMATION ..................................    39

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS .................................    40
     Results of Operations for 1999,1998 & 1997 ..........................    41
     Liquidity and Capital Resources .....................................    45
     Capital Expenditures ................................................    46
     Environmental, Regulatory, and Other Risk Factors ...................    47

ITEM 7A- QUALITATIVE AND QUANTITATIVE
     DISCLOSURES ABOUT MARKET RISK .......................................    48

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................    50
     Index to Financial Statements .......................................    50

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ............    78

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ................    78

ITEM 11 - EXECUTIVE COMPENSATION .........................................    79

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT ......................................................    79

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................    79

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K .................................................    79

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

DORE: A precious metals smelter product in bar or bullion form that is subsequently refined to high purity gold and silver.

GEOCHEMICAL SURVEY:                The sampling of rocks, stream sediments, and
                                   soils in order to locate anomalous
                                   concentrations of metallic elements or
                                   minerals. The samples are usually assayed by various methods to determine the quantities of elements or minerals in each sample.

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

ORE BODY:                          The portion of a mineralized deposit that can
                                   be economically mined and processed for a profit.

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

STRIPPING RATIO:                   The ratio of waste rock to ore that will be
                                   experienced in mining an ore body.

UNPATENTED LODE MINING CLAIM:      A mineral claim located on land owned by the
                                   United States which grants the exclusive possession of the minerals in place within the claim area to the recorded owner.

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

The Company's head and executive offices are located at 5190 Neil Road, Suite 310, Reno, Nevada, USA 89502.

The Company acquired all of the issued and outstanding shares of Mar-West Resources Ltd. ("Mar-West") on October 19, 1998. Mar-West was a Canadian corporation engaged in exploration that held mineral properties located primarily in Central America. Mar-West became a wholly-owned subsidiary of the Company upon completion of the transaction.

Effective February 26, 1999, the Company completed the acquisition of Rayrock Resources Inc. ("Rayrock"). This Canadian corporation's primary assets were three producing gold mines in Nevada and an operating copper mine in Chile. Rayrock became a wholly-owned subsidiary of the Company upon completion of the transaction and has since been merged into the Company and therefore no longer exists.

The Company's operations are conducted through its wholly-owned Nevada subsidiary Glamis Gold, Inc. and Glamis Gold, Inc.'s wholly-owned subsidiaries:
Chemgold, Inc., a California corporation, Glamis Rand Mining Company, Glamis Daisy Mining Company, Glamis Dee Mining Company, Glamis Marigold Mining Company, Glamis Exploration, Inc., and Glamis Imperial Corporation; each Nevada corporations; its wholly-owned Mexican subsidiary, Minera Glamis Mexico S.A. de C.V., and Mar-West Resources Ltd.

In this Report, unless the context indicates otherwise, the term the "Company" refers to the Company together with all of its subsidiaries.

SUMMARY OF BUSINESS

The Company is engaged in exploration, mine development, and the mining and extraction of precious metals. The primary mining method used is open-pit mining with heap leaching extraction. The Company initiated heap leaching in California in 1981 and considers itself a leader in the use of this process. See Item 1, "Business Operating Summary - Processing," for a description of the heap leaching process.

The Company produces gold from two mines located in California and three mines located in Nevada. In March 1999 the Company acquired an operating copper mine ("Mina Ivan") in Chile as part of the acquisition of Rayrock. The interest in this mine was sold in October 1999. See Item 2 - "Properties" - for a description of the mines and processing facilities.

The Company has two other properties in development. The San Martin Project in Honduras was acquired in 1998 as part of the Mar-West transaction. During 1999 the proven and probable reserves were expanded to over 1.0 million ounces of contained gold, and a feasibility study was prepared and approved by the Board of Directors. The project is currently under construction with a planned start-up in the fourth quarter of 2000. The Company also holds a 100% interest in a property located in Imperial County, California (the "Imperial Project") which is currently being permitted for future mining activities. See Item 2 - "Properties - Other Lands" for a description of these projects.

The Company's approach to the acquisition of mining properties has generally been to review undeveloped precious metal properties that others have explored in sufficient detail to demonstrate that the properties have significant potential gold mineralization or to review companies which own such properties. In 1998, a strategic plan was adopted to seek out growth opportunities which take advantage of lower acquisition costs available as a result of the lower gold price and weak junior share market conditions. To that end, the Company completed the acquisition of Mar-West, and in early 1999, the acquisition of Rayrock. Since these transactions, the Company has also been engaged in early-stage exploration in Nevada and Central America.

Based on the ounces of gold contained in the proven and probable reserves as at December 31, 1999 on the properties in which the Company has an interest, and the Company's ownership interests and rights in such properties, the Company estimates its gold reserves to be approximately 3.74 million contained ounces. See "Summary of Reserves and Other Mineralization - Proven and Probable Mineable Reserves"

OTHER INFORMATION

The Company's mining operations are subject to the normal risks of mining, and its profits are subject to changes in the price of gold, which fluctuates widely, as well as other numerous factors beyond the Company's control.

The imposition of a gross royalty on all production from federal lands in the United States, which has been proposed in the past, if enacted, would adversely affect the profitability of the operations of the Rand, Marigold, Daisy and Dee mines and the Imperial Project.

The Company's mining operations are subject to health, safety and environmental legislation and regulations, changes in which could cause additional expenses, capital expenditures, restrictions and delays in the Company's activities, the extent of which cannot be predicted. Certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt. In addition to the United States, the Company now has interests in Mexico, Honduras, Guatemala, El Salvador and Panama which may be affected by changes in the political and economic environment in these countries. For a more detailed description, see "Other Considerations."

SEGMENT INFORMATION

Information regarding operating segments (producing mines, exploration and development properties, and corporate) and geographic information (North America and Latin America) is found in Note 13 of the consolidated financial statements which form part of this report.

FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information presented constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, the timing and amount of estimated future production, costs of production, capital expenditures, reserve determination, costs and timing of the development of new deposits, the Company's hedging practices and permitting time lines, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the actual results of current exploration activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled "Other Considerations".

 .
OPERATING SUMMARY

GOLD PRODUCTION

The following table describes, for the fiscal years ended December 31, 1999, 1998, and 1997, gold production from the Company's mining operations.


                                 GOLD PRODUCTION
--------------------------------------------------------------------------------
              MINE                               YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                          1999            1998            1997
                                        --------        --------        --------
Picacho(1)                                 6,684          16,275          33,239
Rand(2)                                   70,978          87,015          94,243
Daisy(3)                                  28,302             n/a             n/a
Dee(3)                                    31,154             n/a             n/a
Marigold (66.7%)(3)                       37,942             n/a             n/a
Cieneguita Project                           834           2,823           1,189
                                        --------        --------        --------

Total Production                         175,894         106,113         128,671
                                        ========        ========        ========

(1) 385,974 ounces of gold have been produced from the Picacho Mine since commencement of production in 1980 to December 31, 1999.

(2) 695,502 ounces of gold have been produced from the Rand Mine since commencement of production in 1987 to December 31, 1999.

(3) The Company's share of production is for the ownership period only (March 1, 1999 through December 31, 1999).



TOTAL CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

The following table describes for the years ended December 31, 1999, 1998, and 1997 the total cash cost of production related to the Company's mining operations. Total cash cost of production includes mining, processing, direct mine overhead costs and royalties, and excludes selling, general and administrative costs at the corporate level, depreciation and depletion and end-of-mine reclamation accruals.

            TOTAL CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED
--------------------------------------------------------------------------------
            MINE                                   YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                               1999          1998          1997
                                              ------        ------        ------
Picacho (1)                                   $  172        $  147        $  204
Rand (1)                                      $  210        $  228        $  244
Daisy (2)                                     $  195           n/a           n/a
Dee (2)                                       $  273           n/a           n/a
Marigold (2)                                  $  218           n/a           n/a
                                              ------        ------        ------

Average For All Mines                         $  219        $  215        $  235
                                              ======        ======        ======

(1) In the third quarter 1999 the Company changed its method of calculating cost of production to conform to the Gold Institute standard. Previous periods have been restated for consistency. This entailed including royalties in cash cost of production (previously disclosed separately) and excluding reclamation accruals.

(2) Costs for Daisy, Dee and Marigold Mines are for the period March 1 - December 31, 1999 only.


Total cost of production includes the total cash costs of production as defined above and includes depreciation, depletion and end-of-mine reclamation accruals.

               TOTAL COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED
--------------------------------------------------------------------------------

                MINE                               YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                               1999          1998          1997
                                              ------        ------        ------
Picacho                                       $  282        $  243        $  323
Rand                                          $  299        $  317        $  324
Daisy*                                        $  312           n/a           n/a
Dee*                                          $  315           n/a           n/a
Marigold*                                     $  268           n/a           n/a
                                              ------        ------        ------

Average For All Mines                         $  297        $  305        $  324
                                              ======        ======        ======

* Costs for Daisy, Dee and Marigold Mines are for the period March 1 - December 31, 1999 only.


SUMMARY OF RESERVES AND OTHER MINERALIZATION

PROVEN AND PROBABLE MINEABLE RESERVES

The following tables describe the Company's proven and probable mineable reserves as at December 31, 1999, 1998, and 1997. Mineable reserves do not reflect losses in the heap leaching or milling process, but do include allowance for dilution of ore in the mining process. Proven and probable mineable reserves as at December 31, 1999 and 1998 for all properties were calculated based on a gold price of $300 per ounce. For December 31, 1997 the reserves for the Rand Mine were calculated based on a gold price of $325 per ounce and for the Imperial Project on a gold price of $350 per ounce. The ounces of gold which will actually be recovered from these reserves will depend on actual gold grades encountered and recovery rates.

Reference should be made to the Glossary on page [4] for a description of terms used herein


                    PROVEN AND PROBABLE MINEABLE RESERVES (1)


                                             AS AT DECEMBER 31, 1999
-------------------------------------------------------------------------------------
                                  TONS PROVEN         GOLD GRADE         CONTAINED
MINE OR PROJECT                   & PROBABLE       (OZ/T) (AVERAGE)    OUNCES OF GOLD
---------------                   -----------      ----------------    --------------
Rand Mine                          25,922,000              0.022            560,600
Dee Mine                            1,403,900              0.157            220,815
Marigold Mine (66.7%)              12,727,300              0.032            408,900
San Martin Project                 43,289,400              0.025          1,082,900
Imperial Project                   88,053,400              0.017          1,468,629
                                  -----------                           -----------
Combined)                         171,396,000              0.022          3,741,844
                                  ===========        ===========        ===========


                                              AS AT DECEMBER 31, 1998
-------------------------------------------------------------------------------------
                                  TONS PROVEN         GOLD GRADE         CONTAINED
MINE OR PROJECT                   & PROBABLE       (OZ/T) (AVERAGE)    OUNCES OF GOLD
---------------                   -----------      ----------------    --------------
Rand Mine                          33,373,000              0.021            710,000
San Martin Project                 23,039,500              0.029            605,000
Imperial Project                   92,449,000              0.016          1,477,000
                                  -----------                           -----------
Combined(1)                       148,861,500              0.019          2,792,000
                                  ===========        ===========        ===========

                                         AS AT ENDED DECEMBER 31, 1997
                               ---------------------------------------------------
                               TONS PROVEN         GOLD GRADE         CONTAINED
MINE OR PROJECT                & PROBABLE       (OZ/T) (AVERAGE)    OUNCES OF GOLD
---------------                -----------      ----------------    --------------
Rand Mine                       44,528,000              0.023            938,160
Imperial Project                95,128,200              0.016          1,515,545
                               -----------                           -----------
Combined(1)                    139,656,200              0.018          2,453,705
                               ===========        ===========        ===========

(1) The proven and probable mineable reserves and contained ounces calculated therefrom as at December 31, 1999, 1998 and 1997 were determined by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.

OTHER MINERALIZATION

In addition to the proven and probable mineable reserves described above, the Company has delineated certain other mineralization. Other mineralization has not been included in the proven and probable mineable reserve estimates because even though enough drilling has been performed to indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources have not been subjected to an economic feasibility analysis and therefore do not qualify as proven and probable reserves. Accordingly, they are not yet known to be commercially mineable ore bodies and cannot be considered such unless and until further drilling and metallurgical work have been conducted and economic and technical feasibility factors have been examined and favorably determined. Other mineralization has been calculated solely by the Company.

OTHER MINERALIZATION

                                                          AS AT DECEMBER 31,
                                     1999                        1998                       1997
-----------------------------------------------------------------------------------------------------------
                              TONS       GOLD GRADE      TONS        GOLD GRADE       TONS       GOLD GRADE
MINE OR PROJECT           (IN MILLIONS)    (OZ/T)     (IN MILLIONS)    (OZ/T)     (IN MILLIONS)    (OZ/T)
---------------------     -------------  ----------   -------------  ----------   -------------  ----------
                                         (average)                   (average)                   (average)
Rand Mine                     14.28         0.019         15.82         0.017         18.69         0.021
Picacho Mine                     --            --            --            --          0.16         0.037
Marigold Mine (66.7%)          6.15         0.027           n/a           n/a           n/a           n/a
Dee Mine                      10.10         0.049           n/a           n/a           n/a           n/a
San Martin Project             3.90         0.068          4.03         0.032           n/a           n/a
Imperial Project               3.15         0.020          1.97         0.012         12.42         0.016
Cieneguita Project               --            --          3.30         0.048            --            --
                             ------        ------        ------        ------        ------        ------
Totals                        37.58         0.033         25.12         0.022         31.12         0.019
                             ======        ======        ======        ======        ======        ======

EFFECTS OF  MINING AND DEVELOPMENT DURING FISCAL 1999

The effects of mining and development at each of the Company's mines and projects during the period January 1, 1999 to December 31, 1999 are as follows:

           RAND MINE - During fiscal 1999, 7,206,700 tons of ore containing 145,602 ounces of gold were mined and placed on the heap leach pads at the Rand Mine and 70,978 ounces of gold were recovered.

           MARIGOLD MINE - During the period March 1, 1999 through December 31, 1999, 2,998,000 tons of ore containing 79,900 ounces of gold were mined. A 126 drill hole exploration program added 42,000 ounces of proven and probable reserves.

           DEE MINE - During the period March 1, 1999 through December 31, 1999, 526,000 tons of ore containing 41,400 ounces of gold were mined. Underground reserves increased during the year by a net 29,500 ounces due to delineation drilling and reclassification of surface mineable reserves to underground reserves.

           IMPERIAL PROJECT - During fiscal 1999, there was no development drilling. The ounces of contained gold were re-determined at an estimated 1,465,600 ounces. The average grade of ore for the project was calculated at 0.017 ounces of gold per ton. The Company is awaiting decisions on its permit application for the Imperial Project.

           SAN MARTIN PROJECT - Development drilling added 477,900 contained ounces of gold to the proven and probable reserves at the San Martin Project during 1999.

           PICACHO MINE - There are no gold reserves remaining at the Picacho Mine, as mining of the last known ore body was completed in January, 1998.

           DAISY MINE - There are no gold reserves remaining at the Daisy Mine, as mining of the last known ore body was completed in December 1999. Limited exploration drilling occurred on the neighboring Reward Project.

EXPLORATION AND DEVELOPMENT EXPENDITURES

The following table lists the amount of expenditures incurred by the Company on exploration and mine development activities during the years ended December 31, 1999, 1998, and 1997.

                    EXPLORATION AND DEVELOPMENT EXPENDITURES
                            (IN THOUSANDS OF DOLLARS)

             MINE                               YEAR ENDED DECEMBER 31,
-----------------------------------     ----------------------------------------
                                          1999            1998            1997
                                        --------        --------        --------
Rand Mine                               $  3,373        $    946        $    584
Imperial Project                             821           1,184           1,167
San Martin Project                         4,649             346              --
Marigold Mine                              2,017              --              --
Daisy Mine                                   435              --              --
Dee Mine                                   3,703              --              --
Cerro Blanco Project, Guatemala              578             178              --
Panama Projects                              626              --              --
Projects in the United States(1)             988              26             340
Other miscellaneous projects(1)              519               8             586
                                        --------        --------        --------
                                        $ 17,709        $  2,688        $  2,677
                                        ========        ========        ========

(1) During 1997, the Company wrote off $581,486 on the project in Indonesia and $308,967 on the Mina prospect in Nevada because they did not meet the Company's investment criteria.


PRODUCTION METHODS

The Company employs both open pit and underground mining methods at its operations. Open pit mining is used at all of the Company's mines with the Dee Mine also employing underground methods.

SURFACE (OPEN PIT) MINING

Open pit mining is accomplished through a series of unit operations that provide for excavation of the mineral deposit. Typically, mining progresses downward in horizontal lifts or benches that vary in thickness from 20 to 30 feet as required by the particular characteristics of the deposit. First, the ground to be excavated is drilled using large track-mounted blast hole drills. Drill cuttings are sampled and assayed to determine the areas containing ore-grade mineralization.

The blast holes are then charged with an explosive - ANFO - which is a blend of ammonium nitrate and fuel oil. Some conditions require the use of specialty blasting agents and emulsions.

Once blasted, the broken material is excavated using wheel loaders or hydraulic shovels with bucket capacities ranging between 13 and 27 cubic yards. The material is placed in off-road haul trucks with payloads varying between 85 and 190 tons. Ore is transported to specialized facilities for processing, and overburden is transported to storage areas pending final placement.

Bulldozers, graders, and water trucks are used to develop and maintain the roads and accesses needed to support the mining operation. Dust suppression is accomplished by application of water on haul roads and at the active working faces. During and following mining activities, reclamation of disturbed areas is achieved by recontouring and re-vegetation as appropriate for the site.

UNDERGROUND MINING

There are three different methods of underground mining utilized at the Dee mine, the choice being primarily dependent upon the size of the particular stope being mined. For small ore bodies, standard longitudinal stoping is used. Typically, the following steps are followed to remove an ore body.

First, an undercut drift is driven across the bottom of the ore pod in the longest direction (longitudinal) of the ore body. Second, once the drift is finished, a crosscut is driven 90 degrees to the drift and is terminated at the edge of the ore pod. Third, a slot raise is driven vertically from the intersection of the undercut drift and the crosscut drift to the top of the ore pod. Fourth, a slot is formed at one end of the ore pod, and finally, longhole rings are drilled and blasted, producing a series of slices parallel to the first slot, allowing all ore in the pod to be mined.

For larger ore bodies, a slightly different approach is used, referred to as transverse stoping. First, an undercut drift is driven along the bottom of the ore pod, but along one edge, rather than down the center. This drift is referred to as the lateral access drift. Second, at intervals along the lateral access drift, a series of primary undercuts 90 degrees to the access drift are driven across the ore body. Third, these drifts are widened to the appropriate width and form the base of the primary vertical stopes which are mined out using vertical longhole drilling and blasting. Pillars are left between the primary stopes. When these primary stopes are mined out, they are backfilled with cemented fill, and the pillars, now secondary stopes, are mined.

For flat-lying ore pods, a third method called Drift/Slash & Bench Stoping is used. It consists of first driving a topcut drift along the long section of the ore pod, then slashing to widen the topcut drift until the entire top of the ore pod is mined out, and finally, benching down to the next level (usually 10- to 20 feet) and again slashing to width.


Modification to these methods is used for irregular shapes or extremely large ore pods, but modification utilizes the same basic elements of driving drifts along the length of the ore body and driving raises and/or crosscuts to form the initial slot.


PROCESSING

HEAP LEACHING

The Company primarily uses the heap leach method to extract gold from low-grade ores. This process involves piling relatively coarse ore on an impervious membrane and allowing a dissolving fluid (a weak cyanide solution in the case of gold recovery) to seep down through the pile. The valuable metals are contained in the leaching solution that drains from the bottom of the pile and is subsequently collected on carbon and then recovered by electrolysis and smelting.

Many aspects of ores have a large influence on the leachability or recovery of the contained precious metals. For example, the presence of certain clays may hinder the movement of solutions through the pile and lack of fractures or porosity in the ore may shield the contained metals from the leaching solution, making them largely unrecoverable. The best leaching ores are those that are fractured, oxidized, and free of chemicals that consume the cyanide.

Because of the nature of the ore at the Company's operating mines, crushing of low-grade ores is not currently needed. As a result, the ore is taken from the pits and unloaded directly from trucks onto leach piles. Alkalinity of the ore is controlled by adding modifying reagents. The modifying reagents are used to increase the alkalinity of the ore, because the weak cyanide leaching solution used in the process is unstable in anything but an alkaline environment. Sprinklers or drippers are placed on top of the leach pile and the leaching solution is applied.

Drain pipes which collect the leaching solution are buried at the base of the heap. The drainage system is usually segmented to allow parts of the piles to be leached independently. Each segment also contains a leak detection system so that if a leak in the liner occurs, the area of the leak can be isolated. Ore is piled in successive layers on the leach pad. When one layer of the pile has been adequately leached, another layer of ore is placed on top and the leaching process continues.

The gold-bearing solutions drain from the leach pile and are collected in a pregnant solution pond. From there, the solution is pumped through columns of granular, activated carbon and a gold-oxygen-cyanide complex is captured in the carbon pores. The leaching solution is then returned to the heap and utilized for further leaching. The carbon is removed and treated with a hot caustic or caustic-cyanide solution that releases the gold complex from the carbon. The solution is then passed through an electrowinning circuit where the gold is deposited on steel wool batts. The batts are removed and broken down into a sludge. The sludge, or the steel wool plus gold, is smelted in a crucible and poured into a mold, forming a dore bar. The dore bars are sent to a refiner for further processing.

MILLING

The Dee gold mine employs a 1,200 ton per day milling process to recover gold from higher grade ores that cannot be effectively processed by heap leaching. Ore is first crushed in a two stage system that produces a coarse gravel sized product. This material is then subjected to two milling stages using ball mills and a rod mill which grind the ore into a slurry paste.

The slurry is pumped to agitation tanks where it is leached in the presence of cyanide and granular carbon. Gold and silver contained in the slurry are dissolved by the cyanide and adsorbed onto the carbon. The carbon is separated from the slurry using screens. The loaded carbon is then further treated for the removal of precious metals in the same manner as used in the heap leaching process.

The barren slurry (or tailings) is pumped to a lined tailings impoundment where remaining water is recycled to the mining process. At mine closing the tailings impoundment will be reclaimed.


OTHER CONSIDERATIONS

GOLD SALES

The dore produced by the Rand, Marigold, Daisy, and Dee mines and gold precipitates produced at the Picacho Mine are further refined by third parties before being sold as bullion (99.99% pure gold). The gold bullion is either sold at the spot price for delivery two days later or delivered against an existing forward sales or option contract to one of various precious metal merchants for delivery to the London, U.K. market. For more information on our hedging program see Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Hedging" and Item 7A - "Qualitative and Quantitative Disclosures About Market Risk".

The Company's profitability is strongly influenced by the price of gold which fluctuates widely and is affected by a number of factors outside of the Company's control, including expectations for inflation, levels of interest rates, demand for gold, producer supply, Central Bank gold sales policies, global or regional political and economic conditions and production expectations in major gold producing regions. The average London Bullion Market price for 1999 was $279 per ounce as compared to $294 in 1998 and $331 in 1997. The following table sets forth for the calendar years indicated the annual high and low gold prices per troy ounce on the London Bullion Market.



        CALENDAR YEAR                         LONDON BULLION MARKET
      -----------------                     ------------------------
                                              HIGH             LOW
                                            --------        --------
           1999                             $ 326.25        $ 252.80
           1998                               312.90          273.40
           1997                               366.55          283.00
           1996                               414.80          367.40
           1995                               396.95          372.40
           1994                               396.25          369.65
           1993                               406.60          325.20
           1992                               359.60          330.35
           1991                               403.70          343.50

The London final price for gold on December 30, 1999 was $290.25 per ounce and on March 24, 2000 the London final fixing price was $284.85 per ounce.

ENVIRONMENTAL AND REGULATORY FACTORS

The United States mining operations of the Company are subject to extensive federal, state and local laws and regulations governing exploration development and production. In addition such mining operations are subject to inspection and regulation by the Mining, Safety and Health Administration of the Department of Labor under provisions of the Federal Mine Safety and Health Act of 1977, which is designed to ensure operational safety and employee health and safety. The United States government also regulates the environmental impact of the mining industry through the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act of 1976 and the Federal Land Policy and Management Act of 1976. In addition to imposing air quality standards and other pollution controls, the most significant provisions of the above legislation deal with mineral land reclamation and waste discharges from mines, mills and further processing operations. The Company is also subject to extensive health and safety regulations at the state level, as well as state legislation and regulation with respect to the environmental impact of its mining operations in California and Nevada..

Compliance with such laws and regulations has increased the costs of planning, designing, drilling, developing, constructing, operating and closing mining operations. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or continue to operate a mine.

Standard heap leaching techniques have been designed to comply with reclamation requirements imposed by regulatory authorities. Such authorities generally require a mining company to return sites to safely-contoured slopes, but usually do not require backfilling of excavated areas. The Company generally is required to mitigate long-term environmental impacts by stabilizing, contouring, reshaping and re-vegetating various portions of a site once mining and processing are completed. Reclamation efforts are conducted in accordance with detailed plans, which have been reviewed and approved by the appropriate regulatory agencies. Whenever feasible, reclamation is conducted concurrently with mining.

Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds. Due to the impervious qualities of the heap leach pad and the closed nature of the leaching system, the Company believes that its processing operations will not have a materially adverse effect on the environment.

The Dee and Marigold Mines have tailings impoundments associated with milling facilities. The Marigold mill has been closed since early 1999. The #2 tailings impoundment at Dee, and the Cell A tailings impoundment at Marigold have known leakage as detected by monitoring wells. Remediation efforts as approved by the Nevada Department of Environmental Protection are underway, with no additional measures anticipated to be needed in the future.

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

During the years ended December 31, 1999, 1998 and 1997, the Company made no material capital expenditures with respect to environmental compliance except as required by permits for construction at its mining operations and for reclamation being carried out concurrently with mining operations. During the year ended December 31, 1999 the Company had 13 small reportable releases or spills (hydraulic oil and process solutions) at its operations. In all cases the appropriate authorities were notified and clean-up was undertaken immediately. Measures, including procedural changes and education were taken to prevent re-occurrence of the incidents. No further action is expected with respect to any of the occurrences.

The Company's unpatented mining claims on federal lands are currently subject to procedures established by the U.S. General Mining Law of 1872. In the past, legislation has been introduced before the U.S. Congress to make significant revisions to the U.S. Mining Laws including strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and which could have a material adverse effect on the Company's ability to develop minerals on federal lands. The proposed revisions would also impose royalties on gold production from unpatented mining claims. Although legislation has not been enacted, attempts to amend these laws can be expected to continue. The extent of the changes that actually will be enacted and their potential impact on the Company cannot be predicted. See Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental, Regulatory and Other Risk Factors".

CALCULATION OF RESERVES

There are numerous uncertainties inherent in estimating proven and probable mineable reserves including many factors beyond the control of the Company. The estimation of reserves is in part a subjective process and the accuracy of any reserve estimate is a function of the quality of available data and of engineering, metallurgical and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Assumptions about prices are subject to great uncertainty and prices of gold and silver have fluctuated widely in recent years. Should the Company determine that there has been a significant reduction in reserves in the future, material write-downs of the Company's investment in mining properties and/or increased amortization charges may be required.

INSURANCE AND MINING RISKS

Mining operations are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic conditions, slope failures, instability in underground openings, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards, earthquakes and rock slides.

The open-pit mining operations which the Company carries out are generally subject to such risks, with the primary risk being slope failure. The Company has not experienced any slope failure that has materially and adversely affected its open-pit mines. However, no assurance can be given that such will not occur. A major slope failure could materially reduce production from the affected area for some time, although for large open-pits, because mining is done in phases whereby pit walls are pushed back to final pit boundaries, a slope failure in one area would not necessarily affect mining in another area or overall pit design.

The underground mining operations of the Company are subject to many of the aforementioned risks, the most significant of which is potential instability of underground openings. Failure of the ground or support mechanisms could occur that would halt further development of stoping operations. Depending on the specifics of a ground failure, operations could be impacted for a material length of time.

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

The Company's insurance coverage specifically excludes environmental pollution risks. The Company believes that it has taken adequate precautions to minimize the risk of environmental pollution, however, there is some risk that the weak cyanide solution applied to heaps may leak into the adjacent land surface which could result in the Company's operations for the affected heap leach pad being shut down. See also "Other Considerations - Regulatory and Environmental Factors" and Item 7 -"Management Discussion and Analysis of Financial Condition and Results of Operations - Environmental, Regulatory, and Other Risk Factors."

TITLE MATTERS

Title to mining properties in the western United States involves certain inherent risks due to the impossibility of conclusively determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mining properties. Although the Company believes it conducted reasonable investigations (in accordance with standard mining industry practice) of the validity of ownership of and the ability of its sellers to transfer mining claims and other interests to it, there can be no assurance that it holds good and marketable title to all of its U.S. properties. The Company has conducted limited reviews of title and obtained representations regarding ownership from sellers. The Company's practice is, if possible, to obtain title insurance with respect to its major producing properties. This insurance, however, is not sufficient to cover loss of investment or future profits. In addition, certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt. These uncertainties could result in legal challenges to the Company's ownership of its operating, development or exploration properties which, if successful, could have a material adverse effect on the Company's business, operations and prospects.

In Honduras, site of the San Martin project, all mineral resources are owned by the state. Title to minerals can be held separately from title to the surface. Rights to explore for and to extract minerals are granted by the state through issuance of mining concessions. The Company has received its mining concessions for the San Martin project. The term of these concessions is indefinite, to remain in force as long as the Company meets its legal obligations. The Company has also acquired surface rights from private owners in the mining and processing areas at the San Martin site. However, there are few surveys and many of the tracts of land have no written title documents. Accordingly, there is a risk that the Company may not own good and marketable title to the lands necessary to conduct operations at the San Martin site.

In Guatemala, where the Company is drilling the Cerro Blanco Project, mining rights are also held by the state and are separate from surface rights. There are two distinct options for obtaining exploration rights and one for obtaining mining rights. Reconnaissance licenses are granted for a period of one year and are not renewable. The holder has the exclusive right to apply for exploration and/or exploitation concessions at the termination of the twelve-month period. Exploration concessions are granted for three years but may be extended for a further four years upon application. Exploitation concessions are granted for a period of twenty-five years. The failure to obtain appropriate concessions on a timely basis could have a material adverse effect on the Company's exploration or development activities.

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

Power is supplied to the Company's mines by power companies or diesel generators. Each mine has access to adequate water. Each of the Company's mines has good road access by either paved or gravel roads from state highways. All supplies are subject to market price changes. Further, there can be no assurance that the Company will continue to be able to obtain necessary supplies or power supplied by third parties, and the failure of such supplies or increases in the costs therefore could have a material adverse effect on the Company's business, operations, and prospects.

COMPETITION

The Company competes with other mining companies for the acquisition of mining claims and leases. There is significant and increasing competition for a limited number of gold acquisition opportunities both within the United States and worldwide. As a result of this competition, the Company may be unable to acquire attractive gold mining properties on terms acceptable to it.

FOREIGN POLITICAL AND ECONOMIC CONDITIONS

The Company has active mining and property interests in Mexico, Honduras, Guatemala, El Salvador and Panama. Accordingly, the Company's operations may be affected by any political or economic instability that arises in these countries. The risks include, but are not limited to: terrorism, military repression, expropriation, extreme fluctuations in currency exchange rates and high rates of inflation. Also, changes in mining or investment policies or shifts in political attitude may adversely affect the Company's business in such country. In addition, the Company's operations can be affected in varying degrees by government regulations with respect to production, price controls, export controls, income taxes, expropriation of property, maintenance of mining claims and concessions, environmental legislation, land use policies, land claims of local people and water use and mine safety. The effect of these factors on the Company's operations cannot be predicted.

LEASE COMMITMENTS

The Company leases its corporate offices at 5190 Neil Road in Reno, Nevada. The current lease is for approximately 13,000 square feet at an annual base rent of $272,000, subject to annual increases, expiring June 30, 2004.

EMPLOYEES

At December 31, 1999, the Company employed approximately 275 persons located as follows:

LOCATION                                                        NUMBER
-------------------------------------------                     ------
Imperial Project                                                     2
Picacho Mine                                                         8
Rand Mine                                                           96
Daisy Mine                                                           8
Dee Mine                                                            47
Marigold Mine                                                       88
San Martin Project, Exploration & Corporate                         26
                                                                ------
                                                                   275
                                                                ======

During 1999, several restructuring activities closed the Mar-West office in Vancouver and the Rayrock offices in Toronto, Reno (exploration) and Valmy, Nevada, and consolidated these functions in the Company's Reno office.

All mines are non-union. The Rand Mine was unionized until June 1997 when the International Longshoremen's & Warehousemen's Union (Local 30) was decertified.

The Company competes with other mining companies in connection with the recruitment and retention of qualified employees. At the present time a sufficient supply of qualified workers is available for operations at each of the Company's mines. The continuation of such supply depends upon a number of factors, including, principally, the demand occasioned by other projects. There can be no assurance that the Company will continue to be able to attract qualified employees. There is a risk that increased labor costs could have a materially adverse effect on its operating costs.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the executive officers of the Company as of March 1, 2000.

Name                      Age        Position and Term Served
----                      ---        ------------------------
A. Dan Rovig              61         Chairman of the Board since November 1998;
                                     President and Chief Executive Officer
                                     November 1989 to August 1997. Mr. Rovig
                                     served as a consultant to the Company
                                     1997-1998 before being appointed Chairman
                                     of the Board.

C. Kevin McArthur         45         President and Chief Executive Officer of
                                     the Company since January 1998; Chief
                                     Operating Officer July 1997 to December
                                     1997; President of Rand Mining Co. December
                                     1995 to July 1997; Vice-President of
                                     Chemgold, Inc., October 1990 to December
                                     1995.

Charles A. Jeannes        41         Senior Vice-President Administration,
                                     General Counsel and Secretary of the
                                     Company since April 1999; Vice President
                                     and General Counsel at Placer Dome North
                                     America, August 1997 to April 1999; Vice
                                     President, General Counsel and Corporate

                                     Secretary at Placer Dome U.S. Inc.,
                                     November 1995 to August 1997.

James S. Voorhees         46         Vice President and Chief Operating Officer
                                     of the Company since June 1999; Director of
                                     Project Management, Newmont Mining Company,
                                     August 1997 to May 1999; General Manager,
                                     Twin Creeks Mine, Newmont Mining Company,
                                     February 1997 to July 1997; General
                                     Manager, Mesquite Gold Mine, Santa Fe
                                     Pacific Minerals, January 1995 to January
                                     1997.

Steven L. Baumann         41         Vice President, Latin America Operations
                                     since January 1999; Vice President, General
                                     Manager, Chemgold, Inc., August 1997 to
                                     December 1999; General Manager, Chemgold,
                                     Inc., December 1995 to August 1997; Mine
                                     Operations Manager, Chemgold, Inc., April
                                     1994 to December 1995.

David L Hyatt             56         Vice President, Investor Relations since
                                     March 2000; Vice President, Nevada
                                     Operations April 1999 to March 2000; Vice
                                     President, General Manager Glamis Rand
                                     Mining Co., August 1997 to April 1999;
                                     Production Manager, Glamis Rand Mining Co.
                                     November 1996 to August 1997; Mine Manager,
                                     McLaughlin Mine, Homestake Mining Company,
                                     March 1987 to August 1996.

Cheryl S. Maher           49         Vice President Finance, Chief Financial
                                     Officer and Treasurer since March 2000;
                                     Treasurer, September 1999 to present,
                                     Assistant Treasurer, April 1999 to
                                     September 1999; Consultant and practicing
                                     C.P.A., January 1998 to February 1999;
                                     Consultant, Vice President Finance and
                                     Controller, ConSil Corp., August 1996 to
                                     December 1997; consultant and practicing
                                     C.P.A., December 1992 to July 1996.

ITEM 2 - PROPERTIES

CHEMGOLD, INC. (PICACHO MINE, CALIFORNIA)

PROPERTY

Chemgold, Inc. ("Chemgold"), a wholly-owned subsidiary of Glamis Gold, Inc., holds a leasehold interest (the "Picacho Lease") in 31 contiguous patented mining claims (approximately 600 acres) and 75 unpatented lode mining claims (approximately 1,150 acres) located in Imperial County, California, approximately 18 miles northwest of Yuma, Arizona. Access to the property is by gravel road from Yuma. The Picacho Lease is between Chemgold and Picacho Development Corp., a California company. The Picacho Lease had a term of 20 years from September 24, 1979 and contained a right of renewal for a further 20 years. The lease expired in September 1999 and the terms are currently being renegotiated.

RECLAMATION ACTIVITIES

Proven and probable mineable reserves for the Picacho Mine were exhausted in January 1998, when mining of the last known ore body at the Picacho Mine was completed, on target with life-of-mine projections. Four completely processed ore heaps have been leached out and neutralized to California State requirements and reclamation of these sites has been completed. It is expected that leaching of the fifth ore heap located on the property will be completed during 2000 after which all operations, other than reclamation, at the Picacho Mine will be terminated. Reclamation is expected to be completed by the year 2002, with continued re-vegetation monitoring thereafter.

PRODUCTION

Certain key operating statistics for the Picacho Mine are set forth in the following table:

                         PICACHO MINE PRODUCTION RESULTS

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                  1999              1998              1997
                                               ----------        ----------        ----------
Ore mined (tons)                                    -nil-            73,100         1,140,200
Waste mined (tons)                                  -nil-            14,200           506,800
Stripping ratio                                       n/a            0.19:1            1.21:1
Average gold assay (ounces/ton)                       n/a             0.035             0.044
Ounces of gold produced                             6,684            16,275            33,239
Total cash cost of production per ounce        $      172        $      147        $      204

GLAMIS RAND MINING COMPANY

PROPERTY

Glamis Rand Mining Company ("Rand") is a wholly-owned subsidiary of Glamis Gold Inc. and operates the Rand Mine located in Kern County, California, approximately 100 miles northeast of Los Angeles.

The property consists of 135 patented mining claims and 537 unpatented claims covering approximately 13.8 square miles. Rand owns all or a portion of 42 of the patented and 390 of the unpatented claims. The balance is held under lease.

Royalty rates are 6% of net smelter returns on production from properties leased from Yellow Aster Mining and Milling Company, with a minimum payment of $4,000 per month. Other leases have advance minimum royalties as well as net smelter return royalties. These have no significant minimum required payments, and the royalties average 1.5%. Royalty expense at Rand during 1999 amounted to $960,849.

The Rand Mine is an open-pit heap-leach operation. Mining has occurred on three areas within the property; the Yellow Aster Pit, the Lamont Pit, and the Baltic Pit. Mining has been completed in the Baltic Pit. The primary source of all remaining ore is the Yellow Aster Pit and a minor amount of ore is expected to come from the Lamont pit in the final year of mining.

OPERATIONS

Mining at the Rand Mine utilizes 27 cubic yard hydraulic shovels and 190 ton haulage trucks. The fleet of five trucks and two shovels mined 12,870,300 tons of waste and 7,206,700 tons of ore in 1999. The average grade of ore was 0.020 ounces per ton resulting in 145,602 ounces of gold being stacked on the heap. Rand produced 70,978 ounces during 1999.

There are five heap leach pads within the property, two of which are still active, the Rand and the Baltic heaps. The other three have been or are in the process of being rinsed and/or reclaimed. Although the Baltic heap has room for an additional 3,800,000 tons of ore, planned operations call for the Rand heap to receive the bulk of all remaining ore over the remaining mine life.

PERMITTING

All environmental regulatory permits, licenses and authorizations required to carry out planned operations at the Rand Mine and to process the proven and probable ore reserves have been obtained and are in good standing.

EXPLORATION

Exploration activities during 1999 consisted of trenching in lands to the south of the mine. Additional trench work and limited reverse circulation drilling will be completed in 2000.

PRODUCTION

Certain key operating statistics for the Rand Mine are set forth in the following table:

                          RAND MINE PRODUCTION RESULTS

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                   1999               1998               1997
                                               -----------        -----------        -----------
Ore mined (tons)                                 7,206,700          7,992,700          7,102,700
Waste mined (tons)                              12,870,300          9,569,500         13,583,500
Stripping ratio                                     1.79:1             1.20:1             1.91:1
Average gold assay (ounces/ton)                      0.020              0.017              0.019
Ounces of gold produced                             70,978             87,015             94,243
Total cash cost of production per ounce        $       210        $       228        $       244

GLAMIS DAISY MINING COMPANY

The Glamis Daisy Mining Company ("Daisy") is a 100%-owned subsidiary of Glamis Gold, Ltd. The Daisy Mine was acquired through the Rayrock acquisition in 1999.

PROPERTY

The Daisy Mine is an open-pit heap-leach operation. The Daisy property is located in Nye County, Nevada, approximately six miles southeast of Beatty. The property package consists of unpatented mining claims covering 13.7 square miles. Most of the claims are subject to gross royalties ranging from 1% to 2% of net smelter returns per annum. Royalties paid during the period from March 1 to December 31, 1999 totaled $233,583.

Three of the known mineralized zones have been mined: West Zone, Mother Lode and Secret Pass. Mining in the Secret Pass Zone was completed in December 1999, and mining in the Mother Lode and West Zone were completed prior to that. All mining in 1999 was completed utilizing a contractor.

The Reward Project, which covers about 1.6 square miles and is located about six miles southwest of Daisy, was acquired from Barrick Bullfrog Inc., a subsidiary of Barrick Gold Corporation, in February 1998. Permits to mine Reward have been received and development of this property could commence with an improvement in the price of gold

OPERATIONS

During 1999, Daisy produced 28,302 ounces for the Company's account during the period March 1 to December 31, 1999.

A contractor conducted the mining operations with Daisy employees supervising the mining and operating the heap leaching and the carbon column gold adsorption plant. Loaded carbon is transported to the Marigold mine, where gold is removed from the carbon and refined into dore for sale. Pending a decision on the Reward project, mining at the property will remain in a temporary suspension mode, with leaching and rinsing of the heaps being the primary activities taking place. Reclamation of the waste stockpiles will also occur during this time.

EXPLORATION

Very little exploration took place in 1999 at Daisy. Thirty eight holes were completed at the Reward Project and adjacent lands in 1999.


DAISY MINE PRODUCTION RESULTS

                                                          MARCH 1 -
                                                      DECEMBER 31, 1999
                                                      -----------------
Ore mined (tons)                                           1,884,321
Waste mined (tons)                                         1,237,200
Stripping ratio                                               0.66:1
Average gold assay (ounces/ton)                                0.023
Ounces of gold produced                                       28,302
Total cash cost of production per ounce                   $      195

GLAMIS DEE MINING COMPANY

The Glamis Dee Mining Company ("Dee") is a 100%-owned subsidiary of Glamis Gold, Ltd. The Dee Mine was acquired in March 1999 as part of the acquisition of Rayrock.

PROPERTY

The Dee property, located in Elko County, Nevada, consists of 6.3 square miles of unpatented mining claims along the Carlin Trend in northeastern Nevada. The property lies immediately south of Meridian's Rossi property and immediately northwest of Newmont's Bootstrap property.

Pursuant to the terms of a lease agreement with respect to unpatented claims on
4.5 square miles of the property, Dee pays gross royalties ranging from 4% to 6% of net smelter returns, with a minimum, semi-annual royalty payment of $100,000. Royalty payments amounted to $587,000 in 1999.

GLAMIS-BARRICK AGREEMENT

The Glamis-Barrick Agreement, originally entered into as the Dee-Barrick Agreement, was signed in 1997. The agreement allows Barrick to earn a 60% interest in the Dee property (outside of an excluded area in which the current Dee operations are being conducted) by spending $4 million by October 10, 2000 and a total of $6.5 million by October 10, 2004. Barrick also pays Dee an annual fee of $275,000 while this agreement is in place. Dee is free to exploit any and all ore reserves within the exclusion area.

OPERATIONS

Prior to 1999, the Dee Mine had been an open pit mine using an oxide mill with heap leach facilities for a small portion of the ore mined. Rayrock had planned to mine the deeper ore beneath the Dee pit using underground mining methods. Following the acquisition of Rayrock in March of 1999, a plan was approved by the Company to proceed with the underground mining of the remaining deep reserves, while continuing the operation of a smaller open pit fleet to complete mining of two small open pit areas.

In April 1999, a contract was awarded to American Mine Services of Boulder Colorado to develop and mine the Dee north underground ore body. On November 1, 1999 this contract was terminated and another contractor, Small Mine Development of Boise, Idaho, was hired to continue mining and developing the underground mine.

In preparation for the mining of higher-grade underground ore, the oxide mill was significantly modified. These modifications were initiated by Rayrock, and were completed in late 1999 by the Company. Total capital expenditures for these modifications were $340,000. The total capital development cost for the underground mine itself in 1999 was approximately $4.6 million.

During calendar year 1999, the Dee mill processed 433,491 tons of mill ore and an additional 171,174 tons of low-grade ore were placed on heap leach pads to produce a total of 38,332 ounces of gold. From March 1 to December 31, 1999, 31,154 ounces were produced for the Company's account. Of the 433,491 tons of ore processed in 1999, 49,687 tons came from development of the underground mine.

A significant portion of the open pit mining activity is directed at completing reclamation work at the property. Much of the overburden is suitable for cover material on the closed leach pads and is utilized as such; part is being used to raise the tailings lift of the #1 tailings dam.

PERMITTING

All environmental regulatory permits, licenses and authorizations required to carry out planned operations at the Dee Mine and to process the proven and probable ore reserves have been obtained and are in good standing.

EXPLORATION

Exploration outside of the exclusion area is conducted by Barrick as part of their earn-in. Within the exclusion area, exploration has been limited to development drilling for the underground mine.

DEE MINE PRODUCTION RESULTS

                                                            MARCH 1 -
                                                         DECEMBER 31, 1999
                                                         -----------------
Leach ore mined & stacked (tons)                               136,000
Ore milled                                                     362,500
Waste mined                                                  2,635,400
Stripping ratio                                                  5.7:1
Ave. gold assay - leach (oz/ton)                                 0.022
Ave. gold assay - mill (oz/ton)                                   0.10
Ounces of gold produced                                         31,154
Total cash cost of production per ounce                     $      273

GLAMIS MARIGOLD MINING COMPANY

Glamis Marigold Mining Company ("Marigold") owns the Company's 66 2/3% interest in the Marigold Mine, which was acquired through the acquisition of Rayrock in March, 1999. The Company is the operating partner; Homestake Mining Company holds the remaining 33 1/3 % interest.

PROPERTY

The mine is located in Humboldt County, 40 miles southeast of Winnemucca, Nevada at the north end of the Battle Mountain-Eureka Trend that extends through central Nevada. Located five miles south of Valmy, Nevada, the property consists of 28.9 square miles, including 13 square miles of leased patented land. The remaining 15.9 square miles are unpatented mining claims, 6.1 square miles of which are not subject to royalties.

Royalty rates on leased land range from 3% to 5% of net smelter returns, with rates rising to 7% or 8% on certain parcels depending on the price of gold. The rate for the remaining life of mine is anticipated to average approximately 6.5%. Total royalty payments in 1999 were $1,455,232.

OPERATIONS

The Marigold Mine produced 54,377 ounces of gold (100%) during the portion of 1999 that the Company was the owner, at a total cash cost of production of $218 per ounce. For the full calendar year 1999, the mine produced 74,220 ounces of gold compared to the prior year's production of 71,936 ounces. Production came from both mill operations and run-of-mine heap leach operations. In 1999 the mill produced 15,850 ounces and the remaining 58,370 ounces came from heap leach production. The prior year's ounces were split at 27,818 ounces from the mill and 44,118 ounces from the heap leach.

The oxide mill operated during the winter months of 1998-1999 and was shut down in March 1999. After the Company acquired the Marigold Mine, it was determined that operation of the mill was not economical until adequate mill feed becomes available to have the mill processing continuously. The mill production was therefore suspended, and it will remain idle until higher-grade ore zones are encountered in the pit. The Company believes this may occur in late 2001, at which time the economics of operating the mill will be re-addressed.

With the suspension of production from the mill, the Marigold Mine became a 100% run-of-mine heap leach operation. During 1999, essentially all of the production for the Company's account came from the operation of the heap leach pads.

The mining fleet at Marigold consists of three 992 front-end loaders, nine 85 to 100 ton haul trucks and miscellaneous ancillary equipment. Ore production came primarily from East Hill South, East Hill North, Top Zone Stage I, Old Marigold and East Hill South Stage 2 pits. For 1999 the combined production from these pits was 90,397 contained ounces. The average stripping ratio for 1999 was 2.42:1

Capital expenditures in 1999 were $1.65 million for fixed assets - primarily for the purchase of two used haul trucks and expansion of the leach pads.

The mine has operated with a plan of operations approved by the Bureau of Land Management ("BLM") and appropriate agencies since it began mining in 1988. This plan of operations was based on an environmental assessment. In 1998 it was decided that further amendments to the plan of operation could only be achieved through the preparation of an Environmental Impact Statement ("EIS") which will cover most of the presently anticipated operations throughout its remaining life. The Draft EIS was issued by the BLM on February 11, 2000. No significant issues were raised in the Draft EIS. The BLM is now accepting public comment on the Draft EIS and will address those comments in the Final EIS. The Company has been advised by the BLM that the Final EIS and a Record of Decision on the Company's proposed operations will be issued by August 2000.

EXPLORATION

Exploration activities during 1999 were primarily aimed at expanding reserves in and around existing pits. These efforts resulted in the addition of over 84,000 ounces to proven and probable reserves at an average grade of 0.030 ounces of gold per ton.

Some deep drilling was completed on the south end of the Marigold property in accordance with agreements with certain leaseholders to test deep potential. Although no economic gold was detected, results were encouraging as some gold anomalies were encountered at depth, and favorable host rocks were found.

MARIGOLD MINE PRODUCTION RESULTS

                                                              MARCH 1 -
GLAMIS' SHARE -MARIGOLD MINE (66.7%)                     DECEMBER 31, 1999
                                                         -----------------
Ore mined (tons)                                              2,016,800
Waste mined (tons)                                            4,685,800
Stripping ratio                                                  2.42:1
Average gold assay (ounces/ton)                                   0.023
Ounces of gold produced                                          37,942
Total cash cost of production per ounce                      $      218

OTHER LANDS

SAN MARTIN PROJECT (MINERALES ENTRE MARES HONDURAS, S.A.)

Minerales Entre Mares Honduras is a wholly-owned subsidiary of Glamis Gold Ltd. which was acquired through the acquisition of Mar-West in October 1998. The property is located about 55 miles north of the capital city of Tegucigalpa, Honduras. During 1999 the Company expanded the reserves at San Martin to over one million contained ounces of gold and prepared a feasibility study for mining operations.

PROPERTY

The property consists of 14,100 hectares of land around the soon-to-be-mined Rosa and Palo Alto deposits. San Martin is located in an area that receives an average annual rainfall of approximately one meter.

On March 13, 2000, the Company received the final permits to mine at San Martin. Authorization to construct was previously received and earthwork construction and equipment procurement for the mine has begun.

PLANNED OPERATIONS

San Martin will be an open-pit heap-leach mine and is designed to be a low cost operation. The Company currently expects the total tonnes mined per year during the first 6 years will vary between 4 and 5.1 million tonnes, over 80% of which is expected to be ore. Conventional loaders and haul trucks will form the primary mining fleet. Ore will be crushed and agglomerated before placement on an adjacent heap leach pad for leaching. As of December 31, 1999 the Company had spent $19.9 million on acquisition, mine development and plant and equipment at San Martin. An additional $24.5 million is expected to be spent during 2000 to bring the mine into production.

PERMITTING

All environmental and regulatory permits, licenses and authorizations required to carry out planned operations at San Martin have been received.

EXPLORATION

Exploration activities currently consist of rock chip sampling, soil geochemical analysis and geologic mapping to refine target areas for exploration drilling on the property, currently expected to commence in the spring of 2000. Drilling will also take place in an effort to expand the Palo Alto deposit to the southeast and west, where mineralization has previously been discovered.


IMPERIAL PROJECT, CALIFORNIA

PROPERTY

Glamis Imperial Corporation, a wholly-owned subsidiary of Glamis Gold Inc. holds 664 unpatented lode claims and 281 millsite claims in eastern Imperial County, California, totaling approximately 11,400 acres. Imperial is planned to be a run-of-mine heap leach project producing upwards of 120,000 ounces per year over a 10 year mine life.

PERMITTING

A feasibility study on the Imperial Project completed in April 1996 showed that the project was financially sound and would provide a positive return on investment. The Company's financial analysis using current gold prices continues to indicate a positive return.

The Company has been seeking permits for this project for more than five years. Although there is no opposition to the mine on technical grounds, objections by a local Native American tribe that the project would impair historical Native American cultural resources have delayed a decision by the BLM on the Company's permit application.

In light of these objections, the BLM submitted the Imperial Project plan to the Advisory Council on Historic Preservation ("ACHP") for a recommendation as to the project's impact on historic resources. In a non-binding recommendation, the ACHP in 1999 concluded that the Imperial Project would significantly impair Native American historic resources and recommended that the BLM deny the project. The BLM is now considering the ACHP recommendation and has advised that it will complete the EIS and issue its decision whether or not to approve the project during 2000.

The Company disputes the factual and legal conclusions contained in the ACHP recommendation. The Company is considering its options and remedies if the BLM does not approve the Imperial Project, including the institution of legal proceedings to protect its investment and property rights.

PLANNED OPERATIONS

At December 31, 1999, approximately $13,644,000 has been expended on acquisition, exploration and development for the Imperial Project. Additional major capital expenditures for the Imperial Project have been postponed until all permits are received. Assuming permits are received and gold prices are acceptable, the Company anticipates spending approximately $50.0 million in initial capital to bring the project into operation. The first gold production is anticipated within twelve months after the final permits are received.

CIENEGUITA PROJECT, CHIHUAHUA, MEXICO

During 1999, 834 ounces of gold were produced at the Cieneguita property compared to 2,823 in 1998 and 1,189 in 1997, but economic production was never achieved.

The Company had not established proven and probable reserves at Cieneguita as of December 31, 1999. A scoping study completed in 1998 indicated a bulk base metal operation was not feasible. A small, near-surface precious metal resource was recognized during this study. Additional analysis in 1999 established this resource to have limited potential, not meeting the Company minimum criteria to move the project towards commercial development.

Consequently, the decision was made to discontinue work on the project and the Company wrote-off the remaining investment. Reclamation of the pilot operation began in July 1999. Mine workings were reclaimed to be safe, drain runoff freely and minimize erosion. The process facility was dismantled, heaps fully detoxified and reclaimed to normal topography.


EXPLORATION

The Company expended $4.0 million on various exploration activities in 1999. Exploration efforts were focused on:

     -    The Cerro Blanco Property in Guatemala

     -    The Marigold Mine property in Humbolt County, Nevada

     -    The Rand Mine property in Kern County, California

     -    Various Nevada prospects

     -    The San Martin Project area in Honduras

     -    Various Central American prospects

At the Cerro Blanco property in southern Guatemala, the 1999 exploration activity included mapping, sampling, metallurgical testwork and drilling of nearly 6,735 meters of mostly reverse circulation drill holes. Based on all the drilling results to date, a geologic resource has been calculated for the Cerro Blanco deposit. Using a cut-off grade of 0.3 grams per tonne, the geologic resource amounts to 2.6 million ounces of gold at an average grade of 0.96 grams per tonne. Of this total resource, 54% of the gold ounces fall into the measured and indicated category and 46% are inferred. At a 1.0 gram per tonne cut-off grade, the resource is 1.2 million ounces of gold at an average grade of 1.97 grams per tonne, 66% of which is measured and indicated and 34% inferred.

Metallurgical testing indicates that the high-grade portion of the resource will likely require milling to achieve optimum gold recovery. Initial test work indicates 85% gold recovery and 78% silver recovery can be expected with a nominal 150-mesh grind. The lower grade portions may be amenable to dump leaching although at a much-reduced recovery rate. In 2000, the Company plans additional drilling and metallurgical test work in an effort to expand the resource and determine whether to proceed with a feasibility study on the project.

Near the Marigold Mine, the Company drilled 78,130 feet in 126 reverse circulation drill holes within the approximately 28 square mile land-holding area. Additionally, one core hole was completed to a depth of 2,385 feet. Twenty-one miles of geophysical lines were run and consultants completed a structural geological study of the property. The deep hole encountered weak gold mineralization and provided needed geological information about additional target zones. The reverse circulation drilling program added approximately 84,000 ounces of gold to proven and probable reserves. Other reverse circulation drilling encountered ore-grade intercepts worthy of follow-up drilling. Drilling will continue in 2000 in an attempt to both add additional reserves and further explore the large land holding.

Trenching was started in late December about two miles south of the active Rand Mine operations. The trenching is designed to complement information obtained from recent mapping and a ground magnetic geophysical survey in the area. Additional trenching is planned for 2000, and follow-up drilling will be conducted in this area. Drilling in 2000 is also planned in an area about two miles west of the trenching. This drilling will attempt to expand a previously identified resource and will obtain samples of the resource material for metallurgical testing. Additional drilling is planned near old underground workings east of the active Yellow Aster Pit.

Within Nevada , the Company worked on three "grass roots" prospects in 1999. In a central Nevada prospect, seventeen reverse circulation drill holes totaling 8,685 feet were completed. Drilling in 2000 is planned to further evaluate both the high-grade and disseminated targets in the area. In another prospect in northeastern Nevada, mapping and rock chip sampling identified "Carlin-style" gold mineralization. In 2000, limited drilling is planned to test some of the better targets at this prospect. Mapping and sampling commenced on the third prospect in west-central Nevada. Additional mapping and sampling is planned in 2000.

Near the San Martin project site in central Honduras, exploration work consisted of mapping and sampling in 1999. In 2000, additional mapping and sampling will be conducted within the Company's land holdings, and prospective areas will be drilled.


Within Central America in general, the Company has exploration concessions or applications for exploration concessions in Guatemala, Honduras, El Salvador and Panama. Over 1,400 meters of core drilling was completed in a prospect in Panama as well as a geophysical program and mapping and sampling. In 2000, the Company plans continued evaluation of these prospects and other prospects in Central America.


ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings currently pending.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the 4th quarter of 1999 to be voted upon by security holders.

                                     PART II

ITEM 5 - MARKET INFORMATION AND RELATED SHAREHOLDER MATTERS

STOCK EXCHANGES (TSE/NYSE:GLG)

The Common Shares of the Company were first sold to the public under a prospectus dated May 2, 1973 at Cdn.$0.50 per share. The Company's common shares are listed on The Toronto Stock Exchange and The New York Stock Exchange. Trading information is set out below:

THE TORONTO STOCK EXCHANGE

The high and low sale prices for the Common Shares of the Company on The Toronto Stock Exchange for each quarter during the years ended December 31, 1999, 1998 and 1997 are as follows:

                  TRADING HISTORY ON THE TORONTO STOCK EXCHANGE

                                            Sales Price (Cdn$)           Volume
                                           --------------------        ----------
                                            Low           High
                                           ------        ------
Year ending December 31, 1999
   1st Quarter                             $ 2.05        $ 3.50         7,233,752
   2nd Quarter                               1.85          3.50        10,202,903
   3rd Quarter                               2.22          3.99         2,435,534
   4th Quarter                               2.40          4.85         4,335,884
Year ending December 31, 1998
   1st Quarter                             $ 4.80        $ 6.80           352,045
   2nd Quarter                               5.00          7.40           300,812
   3rd Quarter                               3.00          5.50           637,108
   4th Quarter                               2.75          4.85         1,544,102
Year Ended December 31, 1997
   1st Quarter                             $ 9.15        $11.75         1,546,540
   2nd Quarter                               8.75         10.80           328,860
   3rd Quarter                               8.50         10.00           476,440
   4th Quarter                               4.60          9.70           368,795

The price of the Common Shares as reported by The Toronto Stock Exchange at the close of business on December 31, 1999 was Cdn.$2.60 per share and on March 24, 2000 was Cdn.$2.95 per share.


NEW YORK STOCK EXCHANGE, INC.

The high and low sale prices for Common Shares of the Company on The New York Stock Exchange for each quarter during the years ended December 31, 1999, 1998, and 1997 are as follows:

                 TRADING HISTORY ON THE NEW YORK STOCK EXCHANGE

                                          Sales Price (US$)             Volume
                                     --------------------------        ---------
                                        Low             High
                                     ---------        ---------
Year ending December 31, 1999
   1st Quarter                       $  1.3125        $  2.4375        6,822,000
   2nd Quarter                          1.2500           2.4375        7,051,900
   3rd Quarter                          1.5000           2.7500        5,773,700
   4th Quarter                          1.6250           3.3125        7,562,900
Year ending December 31, 1998
   1st Quarter                       $  3.5625        $  4.7500        1,973,200
   2nd Quarter                          3.3125           4.9375        1,927,400
   3rd Quarter                          1.8750           3.8750        3,454,000
   4th Quarter                          1.6875           3.3750        5,400,300
Year Ended December 31, 1997
   1st Quarter                       $  6.8750        $  8.7500        4,811,000
   2nd Quarter                          6.2500           7.8760        2,721,400
   3rd Quarter                          6.5625           7.3750        3,887,800
   4th Quarter                          2.8750           6.9375        6,032,800

The price of Common Shares as reported by New York Stock Exchange, Inc. at the close of business on December 31, 1999 was $1.8125 and on March 24, 2000 was $2.00 per share.

SHAREHOLDERS

As at March 24, 2000 the Company had 4,124 registered shareholders.

DIVIDENDS

No dividends are planned to be declared or paid in 2000 due to the loss incurred in 1999. No dividends were declared or paid in 1999 or 1998. The Company paid dividends totaling $0.05 per Common Share during the fiscal year ended December 31, 1997. If dividends are declared it is the Company's policy to declare and pay such dividends in United States funds.

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

The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the minister responsible for the Investment Act (the "Minister") is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian other than a "WTO Investor" (as defined in the Investment Act and used in this discussion) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company was Cdn.$5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity. An investment in common shares of the Company by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company in 2000 exceeds approximately Cdn.$192,000,000. A non-Canadian would acquire control of the Company for the purposes of the Investment Act if the non-Canadian acquired a majority of the common shares of the Company. The acquisition of less than a majority but one third or more of the common shares of the Company would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquiror through the ownership of common shares.

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

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general discussion of certain possible United States federal income tax consequences, under current law, generally applicable to a U.S. Holder (as defined below) of Common Shares of the Company who holds such shares as capital assets. This discussion does not address all potentially relevant federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of federal income tax law, such as tax-exempt organizations, qualified retirement plans, financial institutions, insurance companies, real estate dealers, nonresident alien individuals and shareholders who acquired their stock through the exercise of employee stock options or otherwise as compensation. In addition, this discussion does not cover any state, local or foreign tax consequences. For a discussion of certain Canadian Federal Income tax considerations, see "Canadian Federal Income Tax Considerations" below.

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

DISTRIBUTIONS ON COMMON SHARES OF THE COMPANY

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to Common Shares of the Company are required to include in gross income for United States federal income tax purposes the gross amount of such distributions to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's United States Federal income tax. (See more detailed discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of the Common Shares. Preferential tax rates for net long term capital gains are applicable to a U.S. Holder which is an individual, estate or trust.

Dividends paid on Common Shares of the Company will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from the Company (unless the Company is deemed a "passive foreign investment company," as defined below or in certain other circumstances) if such U.S. Holder owns shares representing at least 10% of the voting power and value of the Company. The availability of this deduction is subject to several complex limitations which are beyond the scope of this discussion.

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

Holder, will be a short-term, mid-term or long-term capital gain or short-term or long-term capital loss, depending upon the holding period of the U.S. Holder. Gains and losses are netted and combined according to special rules in arriving at the overall capital gain or loss for a particular tax year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders which are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders which are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward five years from the loss year to be offset against capital gains .

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

The Company believes that it has not been a PFIC for its years ended December 31, 1999, 1998, or 1997. The Company's determination in this respect has been made after a review of the regulations regarding a PFIC and the application of those rules to its own past and present circumstances. The Company may have been a PFIC in earlier years. If the Company concludes that it is a PFIC in the current year or in a subsequent year, it intends to make information available to enable a U.S. Holder to make a QEF or mark-to-market election in that year. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements which will be imposed on QEFs. U.S. taxpayers who hold the Company's shares may wish to consult with a personal tax advisor concerning the possible application of the PFIC provisions to their personal circumstances.

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

Dividends paid on Common Shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada - U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on Common Shares is generally 15% unless the holder is a company which owns at least 10% of the common shares, in which case the withholding rate is 5%.

Generally, a non-resident of Canada who holds Common Shares as capital property will not be subject to Canadian federal income tax on capital gains realized on the disposition of his Common Shares unless the holder either alone or together with persons with whom the holder does not deal with at arm's length owns 25% or more of the outstanding Common Shares at any time in the previous 60 months. The Canada-U.S. tax treaty would generally exempt a capital gain realized by a resident of the United States from taxation by Canada.


ITEM 6 - SELECTED FINANCIAL INFORMATION

The financial information set forth in the tables below includes the accounts of the Company and its subsidiaries on a consolidated basis as at the specified dates. This financial information was prepared in accordance with accounting principles generally accepted in Canada. The selected financial information should be read in conjunction with and is qualified by the consolidated financial statements and the notes thereto which form part of this Report. Reference should be made to Note 15 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

SELECTED YEARLY DATA

                                                                                                          * SIX
                                                                                                          MONTHS        * YEAR
                                                                      YEAR ENDED                           ENDED         ENDED
                                                                      DECEMBER 31,                         DEC 31       JUNE 30
                                                   -----------------------------------------------------------------------------
                                                     1999          1998          1997          1996         1995          1995
                                                   -----------------------------------------------------------------------------
Production statistics:
     Total cash cost per ounce ($) (1)                  219           215           235           219          284           211
     Ounces of gold produced                        175,894       106,113       128,671       121,591       44,809       101,562
     Average gold price realized per ounce ($)          282           310           328           384          383           384

Operating summary ($000):
     Revenues                                        57,462        32,869        42,235        46,739       17,155        39,032
     Net earnings (loss)                            (21,285)       (2,007)       (8,279)        4,059       (1,861)        2,688
     Cash generated from (used in) operations         6,191         9,331        12,067        12,941         (205)       12,916

Financial Status ($000):
     Working capital                                 61,631        34,156        36,430        38,724       15,138        22,376
     Total assets                                   163,732       119,161       101,643       107,974       69,758        73,846
     Long-term liabilities                           17,906         4,740         4,707         2,729        2,625         2,641
     Shareholders' equity                           138,204       110,359        92,429       100,888       64,609        67,639

Per common share ($):
     Net earnings (loss)                              (0.33)        (0.06)        (0.27)         0.15        (0.07)         0.10
     Book value                                        1.98          2.84          2.97          3.25         2.45          2.56
     Dividends                                           --            --          0.05            --        0.044         0.044

* The Company changed its year end to December 31 effective 1995.

(1) In the third quarter 1999 the Company changed its method of calculating cost of production to conform to the Gold Institute standard. Previous periods have been restated for consistency. This entailed including royalties in cash cost of production (previously disclosed separately) and excluding reclamation accruals.

Supplementary quarterly data can be found following the consolidated financial statements at Item 8.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis of the financial results of the Company's operations for the years 1997 through 1999 should be read in conjunction with and is qualified by the consolidated financial statements and notes thereto (the "financial statements") which form a part of this Report. This financial information was prepared in accordance with accounting principles generally accepted in Canada. Reference should be made to Note 15 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

The following discussion contains statements which are not historical facts, and by their nature are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See also "Forward Looking Statements" at the end of Part I.

OVERVIEW

The Company's emphasis on cost-effective production resulted in steadily improving cash costs of production in 1999. Although the average price of gold continued to drop, these cost-reduction programs assured a solid base of continuing operations and a sound platform for ongoing growth.

The 1998 acquisition of Mar-West Resources Ltd. ("Mar-West") with its portfolio of late-stage development properties underwrote the Company's greatest success this year: the San Martin Project. In 1999, the Company increased reserves at San Martin to 1,082,900 contained ounces of gold, produced a feasibility study recommending construction, and received Board approval on October 6, 1999 to commence construction. Construction and operating permits have been received and the work has commenced.

The acquisition of Rayrock Resources Inc. ("Rayrock") effective February 26, 1999 brought immediate benefits by way of three producing gold mines in Nevada. The Company's share of the Marigold Mine's production (66.7%), and the wholly-owned Dee and Daisy mines added over 97,000 ounces of gold to Glamis' production during the ten months of ownership. The Company also acquired the Ivan copper mine in Chile as part of the Rayrock purchase. However, it was determined that the sale of Mina Ivan was in the Company's best interests, as copper production is not in line with long-term objectives. As a result, Mina Ivan was sold in October 1999 for $21.1 million. This sale, along with the proceeds of the sales of other non-core assets of Rayrock, resulted in a net purchase price of the core Rayrock gold assets of less than $25 per ounce of gold.


RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998, AND 1997

SUMMARY

The Company incurred a 1999 net loss of $21.3 million ($0.33 per share) including write-offs of $8.2 million ($0.13 per share) compared to a $2.0 milllion ($0.06 per share) net loss in 1998 and a $8.3 million ($0.27 per share) net loss in 1997. The 1999 results include a non-recurring loss of $5.1 million attributable to the Ivan copper mine, acquired as part of the Rayrock acquisition in March 1999, which was sold in October 1999. The results for 1999 also reflect continuing lower average London Bullion Market prices for gold ($279 in 1999, $294 in 1998 and $331 in 1997) and increased exploration expense of $4.0 million.

Net cash flows provided by operations continue to be positive ($6.2 million in 1999) and the Company's working capital is $61.6 million. The Company plans approximately $35 million in capital expenditures and exploration costs in 2000, all from internally generated funds. This includes construction of the San Martin Mine for approximately $24.5 million, scheduled for completion in the fourth quarter of 2000.

GOLD PRODUCTION

The Company produced 175,894 ounces of gold from five mines during 1999. This includes ten months of production from the Marigold, Dee and Daisy mines, acquired in March 1999. The increase of 69,781 ounces over 1998 production (106,113 ounces) is directly attributable to production from these mines, which offset a decrease in production at both the Rand and Picacho mines. Production for the year ended December 31, 1998 decreased by 22,558 ounces from the 128,671 ounces produced in the year ended December 31, 1997.

The production for the year ended December 31, 1999 was somewhat below the projection made in last year's report anticipating production of 200,000 ounces of gold for fiscal 1999. The Company estimates that gold production for the year ended December 31, 2000 will amount to 238,000 ounces. Production from the Imperial Project is not included in the 2000 projections since construction of this project remains dependent upon a conclusion to the permitting process.

Following is a discussion of the Company's gold production during 1999:

RAND MINE

Production from the Rand Mine declined to 70,978 for the year ended December 31, 1999 from 87,015 ounces of gold in the year ended December 31, 1998, and 94,243 ounces of gold in the year ended December 31, 1997. 1999 production was impacted by a planned stripping campaign in the first quarter which took longer than expected. The decrease in production at the Rand Mine between 1998 and 1997 was the result of the 1997 year-end mine plan revision in response to lower gold prices. In order to reduce costs, the Rand Mine eliminated reserves from the proven and probable categories, which were not economically feasible to mine at then-existing gold prices.

PICACHO MINE

The Picacho Mine continues to produce during its reclamation. The mine produced 6,684 ounces of gold during the year ended December 31, 1999 compared to the 16,275 ounces of gold produced during the year ended December 31, 1998, but over 13% more ounces than forecast. The 1998 production also exceeded forecast. The production for the year ended December 31, 1997 of 33,239 ounces was the last year of full production for Picacho. Reclamation is expected to be complete by the year 2002, with continued re-vegetation monitoring thereafter.

MARIGOLD MINE (66.7% GLAMIS-OWNED)

The Company is the operator at the Marigold Mine, a joint venture operation with Homestake Mining Co. Marigold, acquired in March 1999, produced 37,942 ounces for the Company's account for the ten months ended December 31, 1999.


DEE MINE

The Dee Mine was also acquired in March 1999. Dee's production of 31,154 ounces for the Company's account period March 1 to December 31, 1999 was primarily from open-pit production. The Dee underground project, begun in the second quarter of 1999 and entering production late in 1999, is expected to produce the majority of gold ounces from Dee in the future.


DAISY MINE

The acquisition of the Daisy Mine in March 1999 provided the Company 28,302 ounces of gold production in the ten months ended December 31, 1999. Mining was completed at Daisy in December 1999, but ounces will continue to be produced over the next two years as the mine is reclaimed.

CIENEGUITA PROJECT

Production at Cieneguita totaled 834 ounces of gold during 1999. Cieneguita produced 2,823 ounces in 1998 and 1,189 ounces in 1997 but economic production was never achieved.

Consequently, the decision was made to discontinue operations. The rinsing of the heap is complete and the mine totally reclaimed. Some additional work remains to be done at the processing facility.

IMPERIAL PROJECT

Permitting activities continued on the Imperial Project, however permits to operate have still not been issued. The Company continues to seek project approval and to explore all available means of protecting its interests in the project.


REVENUES

Revenues from production increased to $57.5 million for the year ended December 31, 1999 reflecting the additional gold production from the Marigold, Dee and Daisy mines and copper revenues from Mina Ivan. Revenues for the year ended December 31, 1998 were $32.9 million compared to $42.2 million for 1997. Increased gold production generated $19.4 million of the increased revenues offset by a $3.3 million decrease due to realized gold price. Average revenue realized per ounce of gold continued to drop to $282 per ounce in 1999 from $310 in 1998 and from $328 in 1997. This follows a parallel drop in the average market price of gold. The decline in gold prices accounted for $1.9 million of the $9.3 million decrease in revenues from 1997 to 1998. The remaining $7.4 million of the decrease resulted from reduced production.

COST OF PRODUCTION

The Company's total cash cost of production includes mining, processing, direct mine overhead costs and royalties, and excludes selling, general and administrative costs at the corporate level, depreciation and depletion costs and end-of-mine reclamation accruals. Total production costs include depreciation and depletion and end-of-mine reclamation accruals.

The Company's total cash cost of production for the year ended December 31, 1999 was $47.6 million compared to $23.3 million and $30.2 million for the years ended December 31, 1998 and 1997, respectively. The increase in costs was directly attributable to the increased production as a result of the Rayrock acquisition. The reduction in costs between 1997 and 1998 reflects the cessation of mining at the Picacho mine in January of 1998 and the reduction in operating shifts at the Rand Mine as a result of lowered reserves.

The average total cash cost per ounce of gold production increased slightly to $219 in 1999 from $215 per ounce in 1998. The average cash cost per ounce in 1997 was $235 per ounce. The decrease between 1997 and 1998 was primarily due to the cessation of mining at Picacho, resulting in reduced labor and operating costs and reduced royalty costs, as well as cost reductions at the Rand Mine. The Company is projecting an average total cash cost of production of $200 per ounce in 2000.

Royalty expense of $2.6 million is included in the cost of production for the year ended December 31, 1999 and costs of production for 1998 and 1997 have been restated to reflect the change. For the year ended December 31, 1998 royalty expense was $2.0 million compared to $2.9 million incurred during 1997. Royalty expense declined in 1998 as a result of lower gold prices, fewer ounces produced and a higher proportion of the production coming from Rand, which has a lower royalty rate. The increased expense in 1999 was attributable to the production from Marigold, Dee and Daisy.


OTHER INCOME AND EXPENSES

Depreciation and depletion charges totaled $14.7 million during 1999 compared to $8.9 million for the year ended December 31, 1998. Changes in the depreciation and depletion expense is attributable to changes in production as charges are made on a "unit of production" basis. The increase in gold production costs accounted for $12.4 million of increased expense while expenses relating to copper production, at the since-divested Mina Ivan, were $2.3 million. The decrease in charges from $11.0 million incurred in the year ended December 31, 1997 to the $8.9 million incurred in 1998 was a result of the decrease in production and the corresponding reduction in depreciation and depletion charged on a units of production basis. Additionally, cutbacks in mine staffing generated fewer hours of equipment operation and, consequently, a reduction in depreciation based on equipment hours of operation.

Exploration costs in the year ended December 31, 1999 totaled $4.0 million compared to the $34,000 spent in 1998 and the $0.9 million spent during 1997. Increased exploration expense was incurred in Central America ($2.2 million) and Nevada ($1.2 million) as a result of the Company's acquisitions of Mar-West and Rayrock.

Selling general and administrative expenses increased to $6.0 million in 1999 from $2.6 million in the year ended December 31, 1998, and $4.0 million incurred during 1997. The 1999 expense included a restructuring charge of $866,000 in the third quarter and significant relocation expenses, staffing changes and consolidation of corporate office functions in the Reno office during the year which were a result of the Mar-West acquisition in late 1998 and the Rayrock acquisition in early 1999.

The Company incurred write-downs of $8.2 million during 1999. The significant items were $6.8 million of mine development costs written off at the Rand Mine and $1.0 million related to closing the Cieneguita project. These write-offs were the result of the Company's determination that certain remaining deferred costs at Rand would not be covered by the estimated future cash flows, and that the entire project at Cieneguita was not economic. During 1998 a loss of $1.1 million was incurred from the sales or write-downs of the Company's investments in various junior exploration companies. This compares to the $4.6 million written off in 1997 on the Company's investment in two junior exploration companies as well as a $1.5 million write-down on the Cieneguita project.

Interest and other income increased to $2.9 million in 1999, primarily as a result of the Company's cash balances. Interest and other income for 1998 and 1997 totaled $1.5 million and $1.3 million respectively, again, primarily from investment income on the Company's cash balances.

Interest expense and amortization of financing costs for the year ended December 31, 1999 was $160,000, compared to $63,000 and $49,000 in the years ended December 31, 1998 and December 31, 1997, respectively. Expense for 1999 was for mortgages and loans acquired with Rayrock, interest on capital leases for equipment at Marigold, and financing costs for letters of credit backing reclamation bonds. Expenses in 1998 and 1997 related primarily to a letter of credit backing reclamation bonds.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW

The Company had working capital of $61.6 million at December 31, 1999 compared to $34.2 million at December 31, 1998 and $36.4 million at December 31, 1997. The long-term liabilities consist of reserves for reclamation of $13.6 million and deferred taxes of approximately $4.3 million at December 31, 1999. Reclamation reserves were $2.5 million and $2.2 million at December 31, 1998 and 1997 respectively. Deferred taxes totaled $2.2 million and $2.5 million for December 31, 1998 and 1997, respectively. The increases are directly attributable to the Rayrock acquisition.

During 1999 cash flow from operations totaled $6.2 million compared to $9.3 million in 1998 and $12.1 million in 1997. The difference between 1999 and 1998 is due to further declines in the gold price and the use of cash at Mina Ivan ($3.6 million) offset by increased revenues as a result of an increased number of ounces produced by way of acquisition of the three Nevada mines (Marigold, Dee and Daisy). The decrease in cash flow between 1998 and 1997 is also attributable to the decrease in the realized price per ounce of gold as well as fewer ounces of gold being produced.

CAPITAL RESOURCES

Effective February 26, 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. The Company issued 29,277,820 common shares and paid Cdn$52,883,000 (approximately $35,000,000). The Company acquired interests in three open-pit gold mines in Nevada as well as the Ivan copper mine in Chile.

On October 19, 1998 the Company acquired all of the issued and outstanding shares of Mar-West Resources, Ltd. The Company issued 7,539,905 common shares to Mar-West shareholders and paid $4.3 million in cash. See Note 3 to the consolidated financial statements regarding the Mar-West and Rayrock acquisitions. In July 1998, the Company completed the purchase of the remaining 40% interest in the Cieneguita Project held by the Company's joint venture partner, Aquiline Resources Inc. The Company paid $0.6 million in cash and canceled debt and issued 25,000 common shares at $4.25 per share.

No dividends are planned to be declared or paid in 2000 due to the losses incurred in 1999 and 1998. No dividends were paid or declared in 1999 or 1998. A dividend of $0.05 per share was paid on March 28, 1997 to shareholders of record at March 14, 1997.

In the course of its business, the Company may issue debt or equity securities to meet the growth plans of the Company if it determines that additional resources could be obtained under favorable financial market conditions. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company.

CAPITAL EXPENDITURES

During the year ended December 31, 1999, a total of $17.6 million was expended on capital projects and investments as compared to $6.5 million spent in 1998 and $11.5 million spent during 1997. Major expenditures during the fiscal year 1999 were as follows:

                                                              (in millions)
Deferred stripping at Rand Mine                                  $ 3.1
Land acquisition, exploration and construction
           at the San Martin Mine                                  7.2
Dee Mine Underground Project                                       4.6
Imperial Project planning, permitting, development                 0.8
Capital expenditures at Mina Ivan                                  1.3
Other                                                              0.6
                                                                 -----
                                                                 $17.6

Capital expenditures and funds for exploration in 2000 are estimated to be approximately $35 million. The primary expenditures are expected to be for the construction of the San Martin Mine in Honduras (approximately $24.5 million). Additional expenditures are planned at the Rand Mine where the Company plans to spend $3.4 million on deferred stripping and $0.7 million on equipment, and $2.4 million at the Marigold Mine, primarily for leach pad construction and additional equipment.

Exploration and development expenditures are budgeted at approximately $3.0 million, of which $1.5 million is targeted for the Marigold property and other Nevada exploration. Central American exploration is budgeted at $1.0 million.

The Company believes that estimated cash flows from operations and current cash reserves will be sufficient to fund all these anticipated expenditures.

HEDGING

As at December 31, 1999, the Company had sold forward 65,000 ounces of gold for delivery during 2000 at an average price of $288 per ounce, as well as 79,000 ounces of gold call options at strike prices averaging $290 per ounce expiring during 2000 and 2001. The call options can be converted to spot-deferred positions at the Company's discretion. The Company also owns put options on 36,000 ounces of gold exercisable at an average price of $275 per ounce at various dates during 2000. See Item 7A - "Qualitative and Quantitative Disclosures About Market Risk".


ENVIRONMENTAL, REGULATORY AND OTHER RISK FACTORS

RECLAMATION

The Company generally is required to mitigate long-term environmental impacts by stabilizing, contouring, reshaping and re-vegetating various portions of a site once mining and processing are completed. Reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. Whenever feasible, reclamation is conducted concurrently with mining. During the past three years, reclamation expenditures have not been material. Reclamation expenditures in 2000 at the Picacho, Dee and Daisy mines will be funded in part by production revenues.

Standard leaching techniques have been designed to comply with reclamation requirements imposed by regulatory authorities. Due to the impervious qualities of the heap leach pad and the closed nature of the leaching system, the Company believes that its mining operations have no materially adverse effect on the environment.

Tailings impoundments have been constructed at the Company's Dee and Marigold mines. Milling operations have been suspended indefinitely at the Marigold Mine and its tailings impoundment is currently inactive. At the Dee Mine, milling operations are in progress. Tailings impoundments pose certain risks to the environment including the potential for groundwater contamination and wildlife mortalities. The Company operates all of its tailings facilities in compliance with applicable rules and regulations. Upon closure, tailings facilities are reclaimed in accordance with the state-approved reclamation plan.

Though the Company believes that its mining operations are in compliance with all present health, safety and environmental rules and regulations there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that the cost of compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future. However, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted. The Company made no material capital expenditures for environmental control facilities during the current year. During the years ended December 31, 1999, 1998, and 1997, there were no material expenditures other than for design of monitoring systems at the Rand Mine. The Company estimates that it will make no material capital expenditures in this area during the year ending December 31, 2000, other than monitoring systems incorporated into leach pad construction and expansion programs. At the corporate level, an Environmental Compliance Committee and Policy Statement have been established to assure measurable standards for internal environmental audits for review by the Board of Directors. The Committee has been active and is satisfied the Company is complying with regulatory parameters.

As of December 31, 1999, the Company had in place $1.1 million of letters of credit and $2.0 million in certificates of deposit issued as security for future reclamation costs. The Company also has an arrangement with a bonding company which has replaced letters of credit in the amount of $4.4 million with bonds issued as security for future reclamation costs.

REGULATORY

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 which would affect the Company's unpatented mining claims on federal lands, including a royalty on gold production. Any levy of the type proposed in the past would only apply to unpatented federal lands and accordingly would have an insignificant effect on the economics of the Picacho Mine and Rand Mine's production from the Yellow Aster Pit. It cannot be predicted if these proposals will become law. However, should a royalty become law, it will adversely affect the profitability of Rand's production, the Marigold, Dee and Daisy mines, and the Imperial Project.

OTHER RISK FACTORS

The Company's mineral development and mining activities and profitability involve significant risks due to numerous factors outside of its control including, but not limited to: the price of gold, changes in the regulatory environment, various foreign exchange fluctuations, and risks inherent in mining.

A major external factor that has a marked effect on liquidity, either positive or negative, is the price of gold bullion in international markets. Because the Company has very limited production hedged, any sustained changes in the price of gold over or under these levels will appreciably affect the Company's general liquidity position, and could substantially increase or decrease revenues, earnings and cash flow.

OTHER MATTERS

The Year 2000 issue arose because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date resulting in errors when information using year 2000 dates is processed. Although the change in date has occurred, it is not possible to be certain that all aspects of the Year 2000 issue that may affect the Company have been fully resolved.

The Company completed its in-house compliance and supplier assessment in the fourth quarter, 1999. Limited Year 2000-specific costs were incurred by the Company. Hardware and software upgrades were planned based on business requirements. Additional expenditures were not material. As of March 1, 2000, no operational disruptions related to any Year 2000 systems problems have been noted.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in Item 7 "Other Risks" the Company is subject to changes in metals prices which directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, in appropriate circumstances, it is possible to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives," the value of which is "derived" from movements in the prices or rates associated with the underlying product.

The Company's hedging practices allow the Company to protect its cash flows by use of forward contracts, spot deferred contracts, and options, in any combination. The Company continuously monitors its position with respect to the unrealized gains and losses.

During 1999, in light of falling gold prices and the prospect of committing $27 million to the new San Martin project in Honduras, the Company opted to protect its cash flows during the construction and start-up phases at San Martin from further weakness in the gold market. To that end, it entered into a moderate hedging program as described in the table below.

The Company also invests cash balances in short-term investments that are subject to interest rate fluctuations. Because these investments are in highly liquid, short-term instruments, any impact of an interest rate change would not be material.

The table below sets forth the positions of the Company at December 31, 1998 and 1999.

                        Positions as at December 31, 1998
              (dollars in thousands, except for per ounce amounts)

----------------------------------------------------------------------------------------------------
                           Assets:         Derivatives:    Gold Put        Gold Call       Gold Call
                           Short-term      Gold Forward    Options         Options         Options
                           Investments     Sales           Purchased       Sold            Purchased
----------------------------------------------------------------------------------------------------
Maturity 1999
  Investments              $ 23,000              --              --              --              --
  Ounces                         --           3,000              --          10,000              --
  Average Price per
  Ounce                          --        $    294              --        $    310              --
  Fair Market
  Value                    $ 23,000        $     17              --             Nil              --
----------------------------------------------------------------------------------------------------


                        Positions as at December 31, 1999
               (dollars in thousands, except for per ounce amounts)

------------------------------------------------------------------------------------------------------
                           Assets:         Derivatives:     Gold Put        Gold Call        Gold Call
                           Short-term      Gold Forward     Options         Options          Options
                           Investments     Sales            Purchased       Sold             Purchased
------------------------------------------------------------------------------------------------------
Maturity 2000
  Investments              $ 46,252              --               --              --               --
  Ounces                         --          65,000           36,000          19,000               --
  Average Price per
  Ounce                          --        $    288         $    275        $    275               --
  Fair Market
  Value                    $ 46,252        $   (552)             Nil        $   (417)              --

Maturity 2001
  Investments                    --              --               --              --               --
  Ounces                         --              --               --          60,000               --
  Average Price per
  Ounce                          --              --               --        $    295               --
  Fair Market
  Value                          --              --               --        $   (824)              --
------------------------------------------------------------------------------------------------------

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements                                                    Page
-----------------------------                                                    ----
Report of Independent Chartered Accountants                                      52

Consolidated Balance Sheets at December 31, 1999 and 1998                        53

Consolidated Statements of Operations for the years ended December 31, 1999,     54
1998, and 1997

Consolidated Statements of Retained Earnings (Deficit) for the years ended
December 31, 1999, 1998, and 1997                                                55

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
1998 and 1997                                                                    56

Notes to Consolidated Financial Statements                                       57

                      Consolidated Financial Statements of



                      GLAMIS GOLD LTD.
                      (Expressed in thousands of United States dollars)



                      Years ended December 31, 1999, 1998 and 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Glamis Gold Ltd.


We have audited the consolidated balance sheets of Glamis Gold Ltd. as at December 31, 1999 and 1998 and the consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years ended December 31, 1999, 1998 and 1997 in accordance with Canadian generally accepted accounting principles.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years ended December 31, 1999, 1998 and 1997 and shareholders' equity as at December 31, 1999 and 1998 to the extent summarized in note 15 to the consolidated financial statements.


Signed "KPMG LLP"


Chartered Accountants


Vancouver, Canada
February 18, 2000

GLAMIS GOLD LTD.
Consolidated Balance Sheets
(Expressed in thousands of United States dollars)

December 31, 1999 and 1998

--------------------------------------------------------------------------------------------------------------
                                                                                      1999              1998
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                                                    $  55,169         $  26,170
      Accounts receivable                                                                934               986
      Taxes recoverable                                                                  529                --
      Inventories (note 4)                                                            12,182            10,629
      Prepaid expenses and other                                                         439               433
      --------------------------------------------------------------------------------------------------------
                                                                                      69,253            38,218

Plant and equipment and mine development costs (note 5)                               88,900            79,655

Other assets (note 6)                                                                  5,579             1,288
--------------------------------------------------------------------------------------------------------------

                                                                                   $ 163,732         $ 119,161
==============================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued liabilities                                     $   6,707         $   3,583
      Taxes payable                                                                       --               177
      Royalties payable                                                                  915               302
      --------------------------------------------------------------------------------------------------------
                                                                                       7,622             4,062

Reserve for reclamation costs (notes 6 and 14(c))                                     13,558             2,523

Deferred income taxes                                                                  4,348             2,217
--------------------------------------------------------------------------------------------------------------
                                                                                      25,528             8,802

Shareholders' equity:
      Share capital (note 7):
           Authorized:
               200,000,000 common shares without par value
                  5,000,000 preferred shares, Cdn$10 par value, issuable in Series
                  Issued and fully paid:
             69,864,832 (1998 - 38,860,612) common shares                            158,717           109,587
      Contributed surplus                                                                 63                63
      Retained earnings (deficit)                                                    (20,576)              709
      --------------------------------------------------------------------------------------------------------
                                                                                     138,204           110,359

Commitments and contingencies (notes 5, 6 and 14)

--------------------------------------------------------------------------------------------------------------

                                                                                   $ 163,732         $ 119,161
==============================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

  "C. Kevin McArthur"  Director               "A. Dan Rovig"     Director
-----------------------                   -----------------------

GLAMIS GOLD LTD.
Consolidated Statements of Operations
(Expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------
                                                                  1999             1998             1997
----------------------------------------------------------------------------------------------------------
Revenue from production                                         $ 57,462         $ 32,869         $ 42,235
Cost of production                                                47,550           23,296           30,199
----------------------------------------------------------------------------------------------------------
                                                                   9,912            9,573           12,036

Expenses:
      Depreciation and depletion                                  14,692            8,871           11,040
      Reclamation                                                  1,273              557              674
      Exploration                                                  4,002               34              926
      Selling, general and administrative                          5,989            2,558            4,017
      Write-down of investments and properties                     8,223            1,091            4,583
      ----------------------------------------------------------------------------------------------------
                                                                  34,179           13,111           21,240
----------------------------------------------------------------------------------------------------------

Loss from operations                                             (24,267)          (3,538)          (9,204)

Interest and amortization of financing costs                        (160)             (63)             (49)
Interest and other income (note 8)                                 2,890            1,543            1,339
----------------------------------------------------------------------------------------------------------

Loss before income taxes                                         (21,537)          (2,058)          (7,914)

Provision for (recovery of) income taxes (note 9):
      Current                                                         60              232             (985)
      Deferred                                                      (312)            (283)           1,350
      ----------------------------------------------------------------------------------------------------
                                                                    (252)             (51)             365
----------------------------------------------------------------------------------------------------------

Net loss for the year                                           $(21,285)        $ (2,007)        $ (8,279)
==========================================================================================================

Basic loss per share                                            $  (0.33)        $  (0.06)        $  (0.27)
==========================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Retained Earnings (Deficit)
(Expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

------------------------------------------------------------------------------------------
                                                  1999             1998             1997
------------------------------------------------------------------------------------------
Retained earnings, beginning of year            $    709         $  2,716         $ 12,529

Net loss for the year                            (21,285)          (2,007)          (8,279)

Dividends                                             --               --           (1,534)
------------------------------------------------------------------------------------------

Retained earnings (deficit), end of year        $(20,576)        $    709         $  2,716
==========================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

---------------------------------------------------------------------------------------------------------------
                                                                           1999           1998           1997
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities (note 10)                      $  6,191       $  9,331       $ 12,067

Cash flows from investing activities:
      Business acquisitions, net of cash acquired (note 3)
                                                                              874         (2,225)            --
      Proceeds from sale of assets acquired on business acquisition
        (note 3(a))                                                        32,560             --             --
      Proceeds from sale of equipment (note 5(b)(i))                        7,204             --             --
      Purchase of plant and equipment, net of disposals
                                                                           (3,440)        (4,919)        (8,403)
      Mineral property acquisition and mine development costs
                                                                          (11,953)        (2,845)        (2,272)
      Proceeds from sale of investments                                       351            225             --
      Purchase of other assets                                               (792)          (440)          (792)
      ---------------------------------------------------------------------------------------------------------
                                                                           24,804        (10,204)       (11,467)

Cash flows from (used in) financing activities:
      Proceeds from issuance of common shares                               2,211            130          1,354
      Repayment of mortgage payable and capital lease obligations
        acquired (note 3(a))                                               (4,207)            --             --
      Dividends                                                                --             --         (1,534)
      ---------------------------------------------------------------------------------------------------------
                                                                           (1,996)           130           (180)
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during the year
                                                                           28,999           (743)           420

Cash and cash equivalents, beginning of year                               26,170         26,913         26,493
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                   $ 55,169       $ 26,170       $ 26,913
===============================================================================================================

Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
           Interest                                                      $    160       $     47       $     18
           Taxes                                                             (616)           164            155
===============================================================================================================

Non-cash financing and investing activities (note 11).

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS:

      The Company and its wholly-owned subsidiaries are engaged in the exploration, development and extraction of precious metals principally in the States of California and Nevada in the United States of America, the State of Chihuahua in the Republic of Mexico, and in Honduras, Guatemala, Panama and El Salvador in Central America.


2.    SIGNIFICANT ACCOUNTING POLICIES:

      (a)  Generally accepted accounting principles:

           These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in Canada, which conform, in all material respects, with those generally accepted in the United States, except as explained in note 15.

      (b)  Principles of consolidation:

           The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

           Investments in other companies are carried at cost less provisions for impairment in value.

      (c)  Cash equivalents:

           Cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having maturities of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

      (d)  Inventories:

           (i) Finished goods inventory is stated at market less refinery charges.

           (ii) Work-in-progress inventory, which is ore on leach pads, consists of mining costs related to the ore being processed and is stated at the lower of cost or net realizable value. These costs are charged to operations and included in cost of production on the basis of ounces of gold recovered. Based upon actual gold recoveries and operating plans, the Company continuously evaluates and refines estimates used in determining the costs charged to operations and the carrying value of costs associated with the ore on the leach pads.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 2
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (d)  Inventories (continued):

           (iii) Supplies and spare parts inventory is stated at the lower of cost, using the first-in, first-out method, or replacement cost.

      (e)  Plant and equipment:

           Plant and equipment are stated at cost less accumulated depreciation. Leach pads are depreciated on a unit-of-production basis over estimated reserves expected to be processed from the leach pad. Certain mining equipment is depreciated based on hours used over their estimated useful lives. All other asset categories are depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for mining equipment and major asset categories range from three to seven years. Maintenance and repairs on major components of rolling stock are accrued on a per hour basis and charged to expense. Replacements and major improvements are capitalized.

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

           (iii) Expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project is abandoned, the accumulated project costs are charged to earnings in the period in which the determination is made. Exploration expenditures on properties not advanced enough to identify their development potential are charged to earnings as incurred.

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 3
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (h)  Revenue recognition:

           Revenue is recognized when metal is ready for shipment to the refinery.

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

           New recommendations issued in 1997 by the Accounting Standards Board of the Canadian Institute of Chartered Accountants will be adopted effective January 1, 2000 on a retroactive basis without restatement of prior year's results.

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

           The Company's subsidiaries outside of the United States are treated as integrated operations and the related accounts are translated into United States dollars using the temporal method as follows:

           (i) Revenues and expenses at average exchange rates for each period;

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

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 4
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (k)  Stock-based compensation:

           The Company has a stock option plan and a stock-based management incentive plan, both of which are described in note 7(b). No compensation expense is recorded for the stock-based plans when the options or incentives are granted. Any consideration paid by employees or directors on exercise of stock options is credited to share capital. Any compensation liability under the stock-based management incentive plan is accrued as compensation expense.

      (l)  Estimates:

           The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, useful lives for depreciation, depletion and amortization, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

      (m)  Statements of cash flow:

           During 1998, the Company retroactively adopted the new standard issued by the Canadian Institute of Chartered Accountants regarding cash flow statements, which established new standards for the presentation and disclosure of cash flows and related information.

      (n)  Comparative figures:

           Certain of the prior years' comparative figures have been reclassified to conform with the presentation adopted for the current year.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 5
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


3.    BUSINESS ACQUISITIONS:

      (a)  Rayrock Resources Inc.:

           Effective February 26, 1999, the Company completed the acquisition of Rayrock Resources Inc. ("Rayrock"), a Canadian public company. The terms of the acquisition gave the shareholders of Rayrock the right to receive either 2.4 common shares of the Company or 1.6 common shares of the Company and Cdn$3.00 for each Rayrock share held. BlackRock Ventures Inc. ("BlackRock"), a significant shareholder of Rayrock and a company that Rayrock was a significant shareholder of, agreed to acquire the shares of Magin Energy Inc. ("Magin"), a company that Rayrock held as a long term investment, in lieu of a portion of the common shares of the Company otherwise issuable to BlackRock. Rayrock was principally engaged in the exploration for and the mining, production and sale of gold from mines in Nevada, USA, and copper from a mine in northern Chile. The transaction was accounted for by the purchase method and is summarized below:

           --------------------------------------------------------------------

           Net assets acquired, at fair value:
                Cash and cash equivalents                             $  45,960
                Net non-cash working capital                              2,287
                Mineral properties                                       43,337
                Magin shares                                              6,364
                Investments and other assets                             17,636
           --------------------------------------------------------------------
                                                                        115,584

                Mortgage payable and capital lease obligations           (4,207)
                Accrued reclamation and site restoration costs          (10,566)
                Deferred income taxes                                    (2,442)
           --------------------------------------------------------------------

                                                                      $  98,369
           ====================================================================

           Consideration given:
                Cash and cash equivalents                             $  35,073
                Issue of 29,277,820 common shares of the Company         46,919
                Magin shares                                              6,364
           Transaction costs                                             10,013
           --------------------------------------------------------------------

                                                                      $  98,369
           ====================================================================


           Subsequent to the acquisition of Rayrock, the Company disposed of the shares of and loans to the subsidiary that held the Chilean copper mines, and disposed of the BlackRock investments and certain of the investments and other assets for total net proceeds of $32,560,000. In addition, the Company paid the mortgage payable and settled the capital lease obligations assumed with the acquisition of Rayrock.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 6
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


3.    BUSINESS ACQUISITIONS (CONTINUED):

      (b)  Mar-West Resources Ltd.:

           On October 19, 1998, the Company completed an agreement with Mar-West Resources Ltd. ("Mar-West"), a Canadian public company, to acquire all of the issued and outstanding shares of Mar-West pursuant to a plan of arrangement. The terms of the agreement gave the shareholders of Mar-West the right to receive either 0.5 common shares of the Company for each Mar-West share held, or 0.4 common shares of the Company and Cdn$0.48 cash for each Mar-West share held. Mar-West was an exploration company holding a 100% interest in the San Martin Project located in central Honduras, a 100% interest in the Cerro Blanco Project located in Guatemala, as well as interests in other mineral properties in Central America. The transaction was accounted for by the purchase method and is summarized below:

           ------------------------------------------------------------------
           Net assets acquired, at fair market value:
                Cash and cash equivalents                            $  3,087
                Mineral properties                                     21,648
                Capital assets                                            179
                Net non-cash working capital deficiency                  (220)
           ------------------------------------------------------------------

                                                                     $ 24,694
           ==================================================================

           Consideration given:
                Cash                                                 $  4,329
                Issue of 7,539,905 common shares of the Company        19,701
           Transaction costs                                              664
           ------------------------------------------------------------------

                                                                     $ 24,694
           ==================================================================

4.    INVENTORIES:

           ----------------------------------------------------------
                                                 1999          1998
           ----------------------------------------------------------
           Finished goods                      $  4,411      $  4,048
           Work-in-progress                       6,754         5,835
           Supplies and spare parts               1,017           746
           ----------------------------------------------------------

                                               $ 12,182      $ 10,629
           ==========================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 7
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


5.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS:

           ------------------------------------------------------------
                                                   1999          1998
           ------------------------------------------------------------
           Producing properties, net             $ 46,706      $ 37,235
           Non-producing properties, net           42,194        42,420
                                                 --------      --------

                                                 $ 88,900      $ 79,655
                                                 ========      ========

      (a)  Producing properties:

1999

-----------------------------------------------------------------------------------------------------------------------------------
                                         Rand        Picacho      Marigold        Dee          Daisy
                                      California    California     Nevada        Nevada        Nevada         Other         Total
-----------------------------------------------------------------------------------------------------------------------------------
Plant and equipment                   $  53,037     $   8,673     $   3,774     $   2,910     $   2,425     $   1,541     $  72,360
Mineral property acquisition costs       14,119         5,799         8,073         2,035         2,166           425        32,617

Mine development costs                   20,409         9,275           174         3,634           135         1,852        35,479
-----------------------------------------------------------------------------------------------------------------------------------
                                         87,565        23,747        12,021         8,579         4,726         3,818       140,456

Less accumulated depreciation
and depletion                           (61,780)      (22,887)       (1,460)       (1,245)       (2,821)       (3,557)      (93,750)
-----------------------------------------------------------------------------------------------------------------------------------

                                      $  25,785     $     860     $  10,561     $   7,334     $   1,905     $     261     $  46,706
===================================================================================================================================

1998

-----------------------------------------------------------------------------------------------------------------------------------
                                         Rand        Picacho      Marigold        Dee          Daisy
                                      California    California     Nevada        Nevada        Nevada         Other         Total
-----------------------------------------------------------------------------------------------------------------------------------
Plant and equipment                   $  52,928     $   7,930     $      --     $      --     $      --     $   1,332     $  62,190
Mineral property acquisition costs       13,887         5,799            --            --            --           425        20,111
Mine development costs                   17,036         9,275            --            --            --         1,852        28,163
-----------------------------------------------------------------------------------------------------------------------------------
                                         83,851        23,004            --            --            --         3,609       110,464

Less accumulated depreciation
and depletion                           (48,592)      (22,462)           --            --            --        (2,175)      (73,229)
-----------------------------------------------------------------------------------------------------------------------------------

                                      $  35,259     $     542     $      --     $      --     $      --     $   1,434     $  37,235
===================================================================================================================================

           At December 31, 1999, all of the Company's producing properties are held 100%, except for the Marigold Mine, which is 66-2/3% held. The Company's producing properties are subject to royalties pursuant to the terms of the underlying acquisition, option or lease agreements, that range up to 10% of net smelter returns and provide for minimum payments which vary with the price of gold aggregating approximately $1,000,000 per year.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 8
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


5.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (b)  Non-producing properties:

           1999

           ----------------------------------------------------------------------------------------------
                                                                          Cerro
                                                 Imperial   San Martin    Blanco
                                                California   Honduras    Guatemala    Other       Total
           ----------------------------------------------------------------------------------------------
           Plant and equipment                   $    132    $  1,497    $     98    $     21    $  1,748
           Mineral property acquisition costs       3,330      13,370       8,000         563      25,263
           Mine development costs                  10,182       4,995          --           6      15,183
           ----------------------------------------------------------------------------------------------

                                                 $ 13,644    $ 19,862    $  8,098    $    590    $ 42,194
           ==============================================================================================


           1998

           ----------------------------------------------------------------------------------------------
                                                                         Cerro
                                                 Imperial   San Martin   Blanco
                                                California   Honduras   Guatemala     Other        Total
           ----------------------------------------------------------------------------------------------
           Plant and equipment                   $  7,336    $     68    $     76    $     --    $  7,480
           Mineral property acquisition costs       3,330      13,167       8,000         563      25,060
           Mine development costs                   9,361         346         173          --       9,880
           ----------------------------------------------------------------------------------------------

                                                 $ 20,027    $ 13,581    $  8,249    $    563    $ 42,420
           ==============================================================================================

           (i)  Imperial Project:

                 The Imperial Project consists of a 100% interest in certain unpatented mining claims located in eastern Imperial County in the State of California. Gold production is subject to a net smelter return royalty of 1-1/2%. During 1996, the Company entered into an agreement for the purchase of equipment totalling approximately $7,800,000 of which $7,001,000 was paid as a deposit. During 1999, the equipment was sold for $7,204,000.

                 Permits to operate the project have not been issued within the timeframes reasonably anticipated by the Company. Although no final decisions on the Company's permit applications have been made, opposition to the project has been supported by recent legal interpretations issued by the U.S. Department of the Interior. The Company continues to seek project approval and to explore all available means of protecting its investment in the Imperial Project.

           (ii)  San Martin Project:

                 The San Martin Project was acquired in 1998 (note 3(b)) and is an advanced-stage gold property consisting of a 100% interest in one exploration concession covering 14,100 hectares in central Honduras. During 1999, the Company completed a feasibility study on the San Martin Project and commenced construction of the mine in December 1999.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 9
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


5.    PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS (CONTINUED):

      (b)  Non-producing properties (continued):

           (iii) Cerro Blanco Project:

                 The Cerro Blanco Project was acquired in 1998 (note 3(b)) and is an advanced-stage gold property consisting of a 100% interest in one granted concession and eight concession applications in southern Guatemala.


6.    OTHER ASSETS:

      ----------------------------------------------------------------------------------------
                                                                           1999          1998
      ----------------------------------------------------------------------------------------
      Environmental bonds - restricted deposits (see note below)          $5,144        $  714
      Investment in other companies (quoted market value $555,000;
         1998 - $530,000)                                                    316            20
      Other                                                                  119           554
      ----------------------------------------------------------------------------------------

                                                                          $5,579        $1,288
      ========================================================================================

      Environmental bonds - restricted deposits:

      During 1997, the Company entered into an agreement with a bonding company to issue reclamation bonds to regulatory authorities as security for future reclamation costs for the Company's California operations. The Company must provide collateral of 25% of the outstanding bond amount as either a cash deposit or a letter of credit and pay an annual fee of 0.875% of the face amount of the bonds. As at December 31, 1999, the bonding company had issued reclamation bonds in the amount of $4,377,540 (1998 - $3,894,000) of which the Company provided letters of credit totalling $1,094,385 (1998 - $687,000). The letters of credit are secured with cash deposits totalling $1,280,385 which earn interest at fixed rates between 5.02% and 5.35% (1998 - 5%).

      Additional certificates of deposit totaling $3,700,000 are in place as part of the Company's bonding related to its Nevada mines.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 10
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


7.    SHARE CAPITAL:

      (a)  Issued and fully paid:

           ---------------------------------------------------------------------------------------------
                                                                            Number of
                                                                              shares            Amount
           ---------------------------------------------------------------------------------------------
           Balance as at December 31, 1996                                  31,004,707        $   88,296
           Issued during the year:
                For cash consideration under the terms of directors'
                   and employees' stock options                                218,000             1,354
           ---------------------------------------------------------------------------------------------

           Balance as at December 31, 1997                                  31,222,707            89,650
           Issued during the year:
                For cash consideration under the terms of directors'
                   and employees' stock options                                 73,000               130
                Issued upon acquisition of Mar-West (note 3(b))              7,539,905            19,701
                Issued upon acquisition of remaining 40% interest in
                   the Cieneguita Project                                       25,000               106
           ---------------------------------------------------------------------------------------------

           Balance as at December 31, 1998                                  38,860,612           109,587
           Issued during the year:
                For cash consideration under the terms of directors'
                   and employees' stock options                              1,726,400             2,211
                Issued upon acquisition of Rayrock Resources Inc.
                   (note 3(a))                                              29,277,820            46,919
           ---------------------------------------------------------------------------------------------

           Balance as at December 31, 1999                                  69,864,832        $  158,717
           =============================================================================================

      (b)  Stock options:

           The Company has a stock option plan that allows it to grant options to its employees, officers and directors to acquire up to 7 million common shares. The exercise price of each option equals the closing price for the common shares on the Toronto Stock Exchange on the last trading day before the date of the grant. Options have a maximum term of five years and terminate thirty days following the termination of the optionee's employment for cause. In all other cases, they terminate one year after the event. Once approved and vested, options are exercisable at any time.

           Stock options granted during the year ended December 31, 1999 under the terms of directors' and employees' stock option plans, and through the continuance of Rayrock options upon the acquisition of Rayrock effective February 26, 1999, were at prices ranging from Cdn$1.99 to Cdn$5.90 per share (1998 - Cdn$0.50 to Cdn$5.15 per share), with an average exercise price of Cdn$3.07 per share (1998 - Cdn$2.53 per share).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 11
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


7.    SHARE CAPITAL (CONTINUED):

      (b)  Stock options (continued):

           At December 31, 1999, a total of 1,622,500 common shares for directors and officers, 272,000 common shares for employees and 3,259,460 common shares granted through continuance of the Mar-West and Rayrock option plans, were reserved for issuance under options granted. These options expire at varying dates to June 1, 2004 and are exercisable at prices ranging from Cdn$1.99 to Cdn$5.90 per share, with an average exercise price of Cdn$3.25 per share (1998 - 2,610,500 options with an average exercise price of Cdn$4.39 per share). Of the 1,622,500 outstanding options granted to directors and officers, a total of 340,000 are subject to shareholder approval.

           The continuity of directors' and employees' stock options (in thousands of shares) is as follows:

           -------------------------------------------------------------------------------------------------------
                                                                               1999           1998           1997
           -------------------------------------------------------------------------------------------------------
           Balance outstanding, beginning of year                              2,610          1,870            950
           Granted during the year                                             1,995            387          1,273
           Granted on conversion of Mar-West employees' and directors'
             stock options                                                        --            533             --
           Granted on conversion of Rayrock Resources employees' and
             directors' stock options                                          4,470             --             --
           Exercised at an average price of Cdn$1.90 (1998 - Cdn$2.62;
             1997 - Cdn$8.75)                                                 (1,726)           (73)          (218)
           Cancelled during the year                                          (2,195)          (107)          (135)
           -------------------------------------------------------------------------------------------------------

           Balance outstanding, end of year                                    5,154          2,610          1,870
           =======================================================================================================

           The Company also has a stock-based management incentive plan that allows it to grant rights for a holder to receive the appreciation in the value of the stock-based right over the stated base price in cash. As at December 31, 1999, the Company had 200,000 stock appreciation rights outstanding at a base price of Cdn$4.80 per share that expire July 14, 2003 and 600,001 stock appreciation rights at a base price of Cdn$2.22 per share that expire February 26, 2002. The 600,001 stock appreciation rights were granted to a former officer of Rayrock through the continuance of Rayrock stock appreciation rights.


8.    INTEREST AND OTHER INCOME

      ------------------------------------------------------------------------------------
                                                  1999            1998             1997
      ------------------------------------------------------------------------------------
      Interest income                           $  1,822        $  1,740         $  1,385
      Foreign exchange gain (loss)                   221             (41)             (46)
      Gain (loss) on sale of investments             847            (156)              --
      ------------------------------------------------------------------------------------

                                                $  2,890        $  1,543         $  1,339
      ===================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 12
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


9.    INCOME TAXES:

      The provision for income taxes differs from the Canadian federal and British Columbia provincial statutory rate as follows:

      ---------------------------------------------------------------------------------------------------------------------
                                                      1999                        1998                        1997
      ---------------------------------------------------------------------------------------------------------------------
                                              Amount        Rate %        Amount        Rate %        Amount        Rate %
      ---------------------------------------------------------------------------------------------------------------------
      Income tax benefit computed at
        statutory rates                       $(9,821)        (45.6)      $  (938)        (45.6)      $(3,609)        (45.6)
      Foreign tax rates different from
        statutory rate                          1,974           9.2           272          13.2         2,742          34.6
      Benefit of losses (utilization of
        deductions) not reflected in the
        accounts                                7,844          36.4            --            --          (396)         (5.0)
      Other                                      (249)         (1.2)          615          29.9         1,628          20.6
      ---------------------------------------------------------------------------------------------------------------------

                                              $  (252)         (1.2)      $   (51)         (2.5)      $   365           4.6
      =====================================================================================================================

      (a)  Potential future tax benefits:

           At December 31, 1999, the Company has Canadian tax pools of approximately Cdn$8 million, United States operating losses of approximately $3 million, Mexican operating losses of approximately Pesos $15 million (approximately $1 million), and certain Honduran and Guatemalan tax deductions available which may be carried forward and used to reduce certain taxable income in future years. The potential income tax benefits related to these items have not been reflected in the accounts.

      (b)  Deferred income taxes:

           Deferred income taxes arising from reporting expenses for tax purposes at amounts differing from those charged to earnings are as follows:

           ----------------------------------------------------------------------------------------
                                                               1999           1998           1997
           ----------------------------------------------------------------------------------------
           Depreciation, depletion and amortization          $ (1,577)      $   (818)      $    873
           Exploration and development cost                       455            301           (290)
           Revenue not recognized for tax purposes, net           111             58            188
           Other                                                  699            176            579
           ----------------------------------------------------------------------------------------

                                                             $   (312)      $   (283)      $  1,350
           ========================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 13
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


10.   RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:

      The computation of net cash provided by operating activities is as follows:

      -----------------------------------------------------------------------------------------------------
                                                                       1999           1998           1997
      -----------------------------------------------------------------------------------------------------
      Net loss for the year                                          $(21,285)      $ (2,007)      $ (8,279)
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
            Depreciation and depletion                                 14,692          8,871         11,040
            Reserve for reclamation costs                                 744            316            628
            Write-down of investments and properties                    8,223          1,091          4,583
            Deferred income taxes                                        (312)          (283)         1,350
            Loss (gain) on sale of investments                           (339)           156             --
            Other non-cash expenses                                       298             16             31
            Decrease (increase) in accounts receivable                  1,214           (646)          (134)
            Decrease (increase) in taxes recoverable/payable              (10)         1,220         (1,540)
            Decrease in inventories                                     2,050          1,230          3,905
            Decrease (increase) in prepaid expenses and other           1,167            (11)          (164)
            Increase (decrease) in accounts payable and accrued
              liabilities                                                (864)          (530)           807
            Increase (decrease) in royalties payable                      613            (92)          (160)
      -----------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                      $  6,191       $  9,331       $ 12,067
      =====================================================================================================

11.   NON-CASH INVESTING ACTIVITIES:

      During the years ended December 31, 1999 and 1998, the Company issued common shares pursuant to the following transactions:

      1999:

           The acquisition of all the issued and outstanding shares of Rayrock for consideration as follows (also see note 3(a)):

           ---------------------------------------------------------------------------
           Fair value of assets acquired                                      $ 98,369
           Less cash and transaction costs paid                                (45,086)
           ---------------------------------------------------------------------------

                                                                              $ 53,283
           ===========================================================================

           ---------------------------------------------------------------------------

           Non-cash consideration consisted of:
                Consideration paid through the issuance of common shares      $ 46,919
                Consideration paid through the transfer of Magin shares          6,364
           ---------------------------------------------------------------------------

                                                                              $ 53,283
           ===========================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 14
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


11.   NON-CASH INVESTING ACTIVITIES:

      1998:

      (a) The acquisition of all the issued and outstanding shares of Mar-West for consideration as follows (also see note 3(b)):

           --------------------------------------------------
           Fair value of assets acquired             $ 24,694
           Less cash and transaction costs paid        (4,993)
           --------------------------------------------------

                                                     $ 19,701
           ==================================================

      (b) The acquisition of the remaining 40% interest in the Cieneguita Project for consideration as follows:

           -------------------------------------------------------------------------
           Fair value of assets acquired                                      $  733
           Less cash and transaction costs paid                                 (319)
           -------------------------------------------------------------------------

                                                                              $  414
           =========================================================================

           -------------------------------------------------------------------------
           Non-cash consideration consisted of:
                Cancellation of amounts receivable                            $  308
                Consideration paid through the issuance of common shares         106
           -------------------------------------------------------------------------

                                                                              $  414
           =========================================================================

      There were no non-cash investing activities in 1997.


12.   FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT:

      (a)  Hedging:

           In order to protect against the impact of declining gold prices, the Company has entered into forward sales and option contracts to effectively provide a minimum price for a portion of inventories and future production. Contracted prices on forward sales and options are recognized in revenues as designated production is delivered to meet commitments.

           As at December 31, 1998, the Company had outstanding call options on 10,000 ounces of gold at $310 per ounce expiring in January 1999 and had forward sales contracts for 3,000 ounces of gold at $294 per ounce expiring January 1999.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 15
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


12.   FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (CONTINUED):

      (a)  Hedging (continued):

           As at December 31, 1999, the Company had sold call options on 79,000 ounces of gold at an average price of $290 per ounce expiring during 2000 and 2001, had put options on 36,000 ounces of gold exercisable at an average price of $275 per ounce expiring through December 2000, and had forward sales contracts for 65,000 ounces of gold for delivery during 2000 at an average price of $288 per ounce.

           At December 31, 1999, the unrealized loss in respect of open forward sales contracts is approximately $552,000 (1998 - $17,000 gain) and in respect of open call option contracts on is approximately $1,241,000 (1998 - nil), which reflects the strike price compared to the quoted gold price. The value of the Company's put options at December 31, 1999 was nominal.

      (b)  Carrying value and fair value of financial instruments:

           Except as disclosed elsewhere in these financial statements, the carrying amounts for the Company's financial instruments approximate fair values due to the short term to maturity of such instruments.

      (c)  Credit risk:

           The Company monitors the financial condition of its customers and counterparties to contracts and considers the risk of material loss to be remote.


13.   SEGMENTED INFORMATION:

      During 1998, the Company adopted the accounting standards related to segment disclosures recently approved by the accounting standard-setting bodies in Canada and the United States. The information presented below is consistent with those standards. The accounting policies of all segments are consistent with those outlined in note 2 - significant accounting policies. The Company has not allocated general and administrative expenses from the corporate segment.

      (a)  Operating segments:

           The Company has determined its operating segments to be producing mines and exploration and development properties, based on the way management organizes and manages its business.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 16
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


13.   SEGMENTED INFORMATION (CONTINUED):

      (a)  Operating segments (continued):

           --------------------------------------------------------------------------------------------------
                                            Producing       Non-
                                            properties    producing
           1999                               Gold          Copper      properties    Corporate       Total
           --------------------------------------------------------------------------------------------------
           Revenue                          $  48,480     $   8,485     $     497     $      --     $  57,462
           Cost of production                  37,212         9,805           533            --        47,550
           Depreciation and depletion          10,676         2,320           164         1,532        14,692
           Write-down of investments and
           properties                           6,824            --         1,221           178         8,223
           Other operating expenses             1,615         1,545         2,509         5,595        11,264
           --------------------------------------------------------------------------------------------------

           Loss from operations                (7,847)       (5,185)       (3,930)       (7,305)      (24,267)

           Other income                           406            50           175         2,099         2,730
           --------------------------------------------------------------------------------------------------

           Loss before taxes                $  (7,441)    $  (5,135)    $  (3,755)    $  (5,206)    $ (21,537)
           ==================================================================================================

           Capital expenditures             $   7,744     $   1,860     $   7,797     $     248     $  17,649
           ==================================================================================================

           Identifiable assets              $  64,032     $      --     $  42,194     $  57,506     $ 163,732
           ==================================================================================================

           --------------------------------------------------------------------------------------------
                                               Producing
                                               properties   Non-producing
           1998                                  (gold)       properties     Corporate         Total
           --------------------------------------------------------------------------------------------
           Revenue                             $   32,869     $       --     $       --      $   32,869
           Cost of production                      23,296             --             --          23,296
           Depreciation and depletion               8,782             --             89           8,871
           Write-down of investments and
             properties                                --             --          1,091           1,091
           Other operating expenses                   669             --          2,480           3,149
           --------------------------------------------------------------------------------------------

           Earnings (loss) from operations            122             --         (3,660)         (3,538)

           Other income                                79             --          1,401           1,480
           --------------------------------------------------------------------------------------------

           Earnings (loss) before taxes        $      201     $       --     $   (2,259)     $   (2,058)
           ============================================================================================

           Capital expenditures                $    6,290     $   23,714     $       87      $   30,091
           ============================================================================================

           Identifiable assets                 $   47,726     $   42,875     $   28,560      $  119,161
           ============================================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 17
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


13.   SEGMENTED INFORMATION (CONTINUED):

      (a)  Operating segments (continued):

           --------------------------------------------------------------------------------------------
                                               Producing     Non-producing
                                               properties     development
           1997                                  (gold)       properties      Corporate        Total
           --------------------------------------------------------------------------------------------
           Revenue                             $  42,235      $        --     $      --      $  42,235
           Cost of production                     30,199               --            --         30,199
           Depreciation and depletion             10,794               --           246         11,040
           Write-down of investments and
             properties                            1,458               --         3,125          4,583
           Other operating expenses                1,235               --         4,382          5,617
           --------------------------------------------------------------------------------------------

           Earnings (loss) from operations        (1,451)              --        (7,753)        (9,204)

           Other income (expense)                   (156)              --         1,446          1,290
           --------------------------------------------------------------------------------------------

           Earnings (loss) before taxes        $  (1,607)     $        --     $  (6,307)     $  (7,914)
           ===========================================================================================

           Capital expenditures                $    (586)     $    11,035     $     226      $  10,675
           ===========================================================================================

           Identifiable assets                 $  52,693      $    18,535     $  30,415      $ 101,643
           ===========================================================================================

      (b)  Geographic information:

           ---------------------------------------------------------------------
                                       North            Latin
           1999                       America          America          Total
           ---------------------------------------------------------------------
           Revenue                  $    48,490      $     8,972     $    57,462
           =====================================================================

           Loss from operations     $   (17,452)     $    (6,815)    $   (24,267)
           =====================================================================

           Loss before taxes        $   (14,882)     $    (6,655)    $   (21,537)
           =====================================================================

           Identifiable assets      $   134,044      $    29,688     $   163,732
           =====================================================================

           ---------------------------------------------------------------------
                                       North            Latin
           1998                       America          America          Total
           ---------------------------------------------------------------------
           Revenue                  $    32,869      $        --     $    32,869
           =====================================================================

           Loss from operations     $    (3,538)     $        --     $    (3,538)
           =====================================================================

           Loss before taxes        $    (2,058)     $        --     $    (2,058)
           =====================================================================

           Identifiable assets      $    94,917      $    24,244     $   119,161
           =====================================================================

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 18
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------


           In 1997 and prior years, all revenues and substantially all expenses and assets were in North America.


14.   COMMITMENTS AND CONTINGENCIES:

      (a)  Operating leases:

           The Company has entered into operating leases for office premises and equipment. Minimum annual lease payments required are approximately as follows:

           --------------------------------------------------------------
                                                            Minimum lease
           Fiscal year                                         payments
           --------------------------------------------------------------
           2000                                                  $295
           2001                                                   294
           2002                                                   297
           2003                                                   298
           2004                                                   150

      (b)  Capital expenditures:

           At December 31, 1999, the Company had commenced construction of the mine at the San Martin Project at an estimated capital cost of $27,000,000 and had committed to construction contracts totalling $5,400,000.

      (c)  Reserve for reclamation costs:

           The Company's operations are affected by federal, state and local laws and regulations concerning environmental protection. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site restoration and other closure activities. The Company's provisions for future reclamation and site restoration costs are based on known requirements. It is not currently possible to estimate the impact on operating results, if any, of future legislative or regulatory development.

      (d)  Year 2000 Issue:

           The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to be certain that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers or other third parties, have been fully resolved.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 1*
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

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

           Under United States accounting principles, at December 31, 1999 and 1998, deferred income taxes payable would be increased by approximately $5,000,000 each year over the amount presented under Canadian accounting principles, with a coinciding increase to the carrying value of the San Martin and Cerro Blanco mineral properties. Under United States accounting principles, the amount reported for loss for the December 31, 1999 and 1998 fiscal years would be the same as that presented under Canadian accounting principles. However, under United States accounting principles, the amount reported for loss for the December 31, 1997 fiscal year would be increased by $1,151,000.

           The tax effect of the Company's temporary differences that give rise to the deferred income tax balance as at December 31, 1999 are deferred tax assets of $8,013,000 (1998 - $2,267,000) primarily for losses carried forward, Alternative Minimum Tax credit carry forwards, inventory and the reserve for reclamation costs, for which a valuation allowance of $4,654,000 (1998 - nil) has been applied, and deferred tax liabilities of $7,707,000 (1998 - $4,484,000) primarily for plant and equipment and mine development costs and revenue not recognized for tax purposes.

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 20
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

      (b)  Accounting for investments in debt and equity securities:

           Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities, requires that portfolio investments that have readily determinable fair values and are held principally for sale in the near term be presented at fair value with their unrealized holding gains and losses included in earnings. Investments that have readily determinable fair values and, while not held principally for sale in the near term, are available-for-sale, must also be presented at fair value with their holding gains and losses reported in a separate component of shareholders' equity until realized. Both of these types of investments are presented on a cost basis under Canadian accounting principles.

           Under United States accounting principles, other assets and unrealized holding gains in shareholders' equity at December 31, 1999 would each be increased by $239,000 (1998 - $510,000).

      (c)  Accounting for long-lived assets:

           Under generally accepted accounting principles in the United States, the portion of the write-down of investments and properties relating to mineral properties would have been calculated using discounted estimated future cash flows. Under such calculation methods, using a discount rate of 5%, an additional write-down of $500,000 would have been recorded during 1999.

      (d)  Stock based compensation:

           Under generally accepted accounting principles in the United States, stock-based compensation is accounted for based on a fair value methodology although the effects may be disclosed in the notes to the financial statements rather that in the statement of operations, which the Company has elected to do. The fair value of stock options granted to directors, officers and employees during 1999 was estimated to be $453,000 (1998 - $1,224,000; 1997 - $1,441,000) and
           accordingly, would have increased the reported loss by the above noted amounts.

      (e)  Comprehensive income:

           Generally accepted accounting principles in the United States require that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings (deficit) and additional paid-in capital in the equity section of the balance sheet.

           Under United States accounting principles, other comprehensive income
           (loss) for the year ended December 31, 1999 would be $271,000 (1998 - $510,000; 1997 - nil).

GLAMIS GOLD LTD.
Notes to Consolidated Financial Statements, page 21
(Tables expressed in thousands of United States dollars)

Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

      A reconciliation of the net loss for the year as shown in these consolidated financial statements to the net loss for the year in accordance with United States accounting principles, excluding the effects of Statement 123, and to comprehensive income (loss) for the year using United States accounting principles, is as follows:

      ---------------------------------------------------------------------------------------
                                                           1999          1998          1997
      ---------------------------------------------------------------------------------------
      Net loss for the year in these consolidated
        financial statements                             $(21,285)     $ (2,007)     $ (8,279)
      Adjustment for income taxes                              --            --        (1,151)
      Adjustment for long-lived assets                       (500)           --            --
      ---------------------------------------------------------------------------------------

      Net loss for the year using United States
        accounting principles                             (21,785)       (2,007)       (9,430)

      Other comprehensive income (loss), net of tax:
           Change in unrealized holding gains on
             investments                                     (271)          510            --
      ---------------------------------------------------------------------------------------

      Comprehensive loss for the year using United
        States accounting principles                     $(22,056)     $ (1,497)     $ (9,430)
      =======================================================================================

      Basic loss per share                               $  (0.33)     $  (0.06)     $  (0.30)
      =======================================================================================

      Diluted loss per share                             $  (0.33)     $  (0.06)     $  (0.30)
      =======================================================================================

      Shareholders' equity under United States accounting principles would be as follows:

      --------------------------------------------------------------------
                                                   1999            1998
      --------------------------------------------------------------------
      Shareholders' equity:
           Common stock                          $ 158,717       $ 109,587
           Contributed surplus                          63              63
           Unrealized holding gains                    239             510
           Retained earnings (deficit)             (21,076)            709
      --------------------------------------------------------------------

                                                 $ 137,943       $ 110,869
      ====================================================================


SUPPLEMENTARY DATA :

              SELECTED QUARTERLY DATA FOR THE YEARS ENDED DECEMBER
                31, 1999, 1998, AND 1997 (Expressed in thousands of dollars, except for per common share amounts)


                                              First        Second         Third         Fourth
                                             Quarter       Quarter       Quarter        Quarter         Total
                                           -----------   -----------    -----------   -----------    --------
                                           (unaudited)   (unaudited)    (unaudited)   (unaudited)    (audited)
Fiscal Year Ended December 31, 1998
    Revenue                                  $  7,986      $ 14,758      $ 15,683      $ 19,036      $ 57,462
    Gross profit                                  658           521         3,380         5,353         9,912
    Earnings (loss) from operations            (3,526)       (4,365)       (4,026)      (12,347)      (24,267)
    Net earnings (loss)                        (3,321)       (2,681)       (2,961)      (12,321)      (21,285)
    Net earnings (loss) per Common Share        (0.07)        (0.03)        (0.04)        (0.19)        (0.33)

Fiscal Year Ended December 31, 1998
    Revenue                                  $  8,955      $  8,189      $  8,244      $  7,481      $ 32,869
    Gross profit                                3,264         2,417         2,709         1,183         9,573
    Earnings (loss) from operations               144          (597)         (182)       (2,903)       (3,538)
    Net earnings (loss)                           334          (142)          205        (2,404)       (2,007)
    Net earnings (loss) per Common Share         0.01         (0.00)        (0.00)        (0.07)        (0.06)

Fiscal Year Ended December 31, 1997
    Revenue                                  $ 11,359      $ 11,092      $ 10,297      $  9,487      $ 42,235
    Gross profit                                5,118         4,088         2,120           710        12,036
    Earnings (loss) from operations             1,225          (697)       (1,557)        8,175        (9,204)
    Net earnings (loss)                         1,151          (584)         (909)        7,937        (8,279)
    Net earnings (loss) per Common Share         0.04         (0.02)        (0.03)        (0.26)        (0.27)

Note: In the third quarter 1999 the Company changed its method of calculating cost of production to conform to the Gold Institute standard. Previous periods have been restated for consistency. This entailed including royalties in cash cost of production (previously disclosed separately) and excluding reclamation accruals.


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

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated herein by reference is the section entitled "Executive Compensation" of the Proxy Statement, but excluding the subsection, "Corporate Compensation Committee Report on Executive Compensation," which is to be filed within 120 days after the end of the fiscal year.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement that is to be filed within 120 days after the end of the fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement which is to be filed within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Financial Statements and Financial Statement Schedules

           1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                                     PAGE
           Report of Independent Chartered Accountants                               52

           Consolidated Balance Sheets at December 31, 1999 and 1998                 53

           Consolidated Statements of Operations for the years ended December
           31, 1999, 1998 and 1997.                                                  54

           Consolidated Statements of Retained Earnings (Deficit) for the years
           ended December 31, 1999, 1998 and 1997.                                   55

           Consolidated Statements of Cash Flows for the years ended December
           31, 1999, 1998 and 1997                                                   56

           Notes to Consolidated Financial Statements                                57

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

       10.48 Amended Incentive Share Purchase Option Plan dated for reference September 30, 1995.

       10.49         Letter Agreement made between the Registrant and Rayrock
                     Resources Inc. dated November 19, 1998.

       10.50         Amending Agreement between the Registrant and Rayrock
                     Resources Inc. dated January 23, 1999.

       10.51         Arrangement Agreement between the Registrant and Rayrock
                     Resources Inc. made as of January 25, 1999.

       10.52         Audited consolidated balance sheets of Rayrock Resources
                     Inc. as at December 31, 1998 and December 31, 1997 and the consolidated statements of earnings, retained earnings and changes in financial position for each of the years ended
                     December 31, 1998, 1997 and 1996 dated February 26, 1999.

       10.53 Unaudited pro-forma consolidated financial statements of Glamis Gold Ltd. for the year ended December 31, 1998 dated
                     February 26, 1999.

       10.59         Shareholder Rights Plan dated February 25, 2000.

       10.60*        Management Agreement between the Registrant and C. Kevin
                     McArthur dated January 1, 2000.

       10.61*        Management Agreement between the Registrant and Charles A.
                     Jeannes dated January 1, 2000

       10.62*        Management Agreement between the Registrant and James S.
                     Voorhees dated January 1, 2000 (management contracts to be numbered)

       10.63*        Management Agreement between the Registrant and David L.
                     Hyatt dated January 1, 2000

       10.64*        Management Agreement between the Registrant and Steven L.
                     Baumann dated January 1, 2000

       10.65*        Management Agreement between the Registrant and Cheryl S.
                     Maher dated March 1, 2000

                     * Represents a management contract, compensation plan or
                       arrangement required to be filed as an exhibit to this report.

       21.           List of Subsidiaries

       23.1          Consent of Auditors (KPMG LLP Chartered Accountants)

       23.2          Consent of Mine Reserves Associates, Inc.

       27.           Financial Data Schedule


(b)        Reports on Form 8-K

           Filed on March 8, 2000, regarding adoption of a Shareholder Rights Plan dated February 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLAMIS GOLD LTD.


By:        "C. Kevin McArthur"                                  March 24, 2000
   -------------------------------------------------
     C. Kevin McArthur, President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        "A. Dan Rovig"                                       March 24,2000
   -------------------------------------------------
     A.   Dan Rovig
     Chairman of the Board

By:        "C. Kevin McArthur"                                  March 24, 2000
   -------------------------------------------------
     C. Kevin McArthur, President,
     Chief Executive Officer and Director
      (Principal Executive Officer)

By:        "James R. Billingsley"                               March 24, 2000
   -------------------------------------------------
     James R. Billingsley, Director

 By:       "Ian S. Davidson"                                    March 24, 2000
    ------------------------------------------------
     Ian S. Davidson, Director

By:        "Jean Depatie"                                       March 24, 2000
   -------------------------------------------------
     Jean Depatie, Director

By:        "Leonard Harris"                                     March 24, 2000
   -------------------------------------------------
     Leonard Harris, Director

By:        "Kenneth F. Williamson"                              March 24, 2000
   -------------------------------------------------
     Kenneth F. Williamson, Director


By:        "Cheryl S. Maher"                                    March 24, 2000
   -------------------------------------------------
     Cheryl S. Maher, Vice President Finance,
     Treasurer and Chief Financial Officer
     (Principal Financial & Accounting Officer)