Form 10-Q
period 2000-03-31
GLAMIS GOLD LTD
filed 2000-05-15
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number   0-31986       (82-689)
                       ---------------------------------------------------------

                                GLAMIS GOLD LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

British Columbia, Canada                                    None
--------------------------------------------------------------------------------
(Jurisdiction of incorporation or organization)(IRS Employer Identification No.)

5190 Neil Road, Suite 310, Reno, Nevada  89502
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  775-827-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 180 days. Yes X__ No _____.

The number of shares outstanding of the Registrant's common stock, as of May 9, 2000 was 69,962,832.

GLAMIS GOLD LTD.


                                      INDEX

                                                                                                         Page
                                                                                                         ----

Part I                  Financial Statements
             Item 1.    Financial Statements                                                               3
                        Consolidated Balance Sheets as at March 31, 2000 and
                        December 31, 1999                                                                  3
                        Consolidated Statements of Operations for the three months
                        ended March 31, 2000 and 1999                                                      4
                        Consolidated Statements of Retained Earnings for the three months ended
                        March 31, 2000 and 1999                                                            4
                        Consolidated Statements of Cash Flows for the three months ended
                        March 31, 2000 and 1999                                                            5
                        Notes to Interim Consolidated Financial Statements                                 6
             Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                         9
             Item 3.    Qualitative and Quantitative Disclosures About Market Risk                        13

Part II                 Other Information                                                                 15
             Item 1.    Legal Proceedings                                                                 15
             Item 2.    Changes in Securities                                                             15
             Item 3.    Defaults Upon Senior Securities                                                   15
             Item 4.    Submission of Matters to a Vote of Security Holders                               15
             Item 5.    Other Information                                                                 15
             Item 6.    Exhibits and Reports on Form 8-K                                                  15
                        Signatures                                                                        16

[Part 1 - Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except per share amounts)


                                                                                 MARCH 31,              December 31,
                                                                                      2000                      1999
                                                                                (unaudited)               (unaudited)
                                                                                ----------              ------------

ASSETS
Cash                                                                             $  46,840                 $  55,169
Other current assets (note 3)                                                       15,052                    14,084
                                                                                 ---------                 ---------
Current assets                                                                      61,892                    69,253
Plant and equipment and mine development costs, net                                 98,917                    88,900
Other assets                                                                         5,687                     5,579
                                                                                 ---------                 ---------
                                                                                 $ 166,496                 $ 163,732
                                                                                 =========                 =========
LIABILITIES
Current liabilities                                                              $   7,058                 $   7,622
Long term liabilities                                                               22,766                    17,906
SHAREHOLDERS' EQUITY Share capital (note 5):
  Authorized:
  200,000,000 common shares without par value
      5,000,000 preferred shares, Cdn$10 per share par value,
  Issuable in Series Issued and fully paid:
    69,962,832 (1999- 69,864,832) common shares                                    158,862                   158,717
Contributed surplus                                                                     63                        63
Retained earnings (deficit)                                                        (22,253)                  (20,576)
                                                                                 ---------                 ---------
                                                                                   136,672                   138,204
                                                                                 ---------                 ---------
                                                                                  $166,496                  $163,732
                                                                                 =========                 =========

See accompanying notes to consolidated financial statements


Prepared by Management without audit
Approved by the Directors:



"signed" C. Kevin McArthur          "signed" A. Dan Rovig
--------------------------          ---------------------
C. Kevin McArthur                   A. Dan Rovig
Director                            Director

Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except per share amount)

                                                      Three months ended March 31,
                                                      ----------------------------
                                                           2000           1999
                                                      -------------- -------------
Revenue from production                                  $ 15,364       $   7,986
Cost of production                                         12,136           7,435
                                                         --------       ---------
                                                            3,228             551
                                                         --------       ---------
Expenses
  Depreciation & depletion                                  3,018           2,107
  Reclamation                                                 199             121
  Selling, general, administration                          1,405           1,202
  Exploration                                                 846             647
                                                         --------       ---------
                                                            5,468           4,077
                                                         --------       ---------
Earnings (loss) from operations                            (2,240)         (3,526)
Interest expense                                                7             542
Other (income) expense                                       (533)           (625)
                                                         --------       ---------
Earnings (loss) before income taxes                        (1,714)         (3,609)
Provision for (benefit from) income taxes                     (37)           (288)
                                                         --------       ---------
Net earnings (loss)                                      $ (1,677)      $  (3,321)
                                                         ========       =========
Earnings (loss) per share                                $  (0.02)      $   (0.07)
                                                         ========       =========


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(DEFICIT)
(Expressed in thousands of U.S. dollars)


                                                      Three months ended March 31,
                                                      ----------------------------
                                                          2000           1999
                                                      -----------    -------------
Retained earnings (deficit) beginning of period        $(20,576)       $      709
Net earnings (loss)                                      (1,677)           (3,321)
Dividends                                                    --                --
                                                       --------        ----------
Retained earnings (deficit) end of period              $(22,253)       $   (2,612)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

                                                       Three months ended March 31,
                                                       ----------------------------
                                                          2000            1999
                                                       ------------   -------------
OPERATING ACTIVITIES
  Net earnings (loss)                                   $   (1,677)     $ (3,321)
  Adjustment for items not affecting                         3,217         2,699
    Working capital

  Net changes in non-cash                                   (1,436)        1,879
    Working capital
                                                        ----------      --------

NET CASH PROVIDED BY (USED IN) OPERATIONS               $      104      $  1,257
                                                        ----------      --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                      (8,820)       (2,967)
  Business acquisition                                         467         7,146
  Other assets                                                (226)        1,477
                                                        ----------      --------
NET CASH FLOWS FROM INVESTMENT ACTIVITIES               $   (8,579)     $  5,656
                                                        ----------      --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Stock issues                                                 146           143
  Note payable                                                  --         8,629
                                                        ----------      --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                $      146      $  8,772
                                                        ----------      --------
Increase (decrease) in cash                                 (8,329)       15,685
Cash, beginning of period                                   55,169        26,170
                                                        ----------      --------
Cash, end of period                                     $   46,840      $ 41,855
                                                        ===========     ========

                                GLAMIS GOLD LTD.

               Notes to Interim Consolidated Financial Statements
                        Three months ended March 31, 2000

1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet and consolidated statements of operations, consolidated statements of retained earnings and consolidated statements of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the "Company") as of March 31, 2000 and December 31, 1999 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

These unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's annual report filed on Form 10-K for the year ended December 31, 1999. Certain of the comparative figures have been reclassified to conform with the current period's presentation.

The financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 7 hereof. All amounts are stated in U.S. dollars unless otherwise specified.

2.   ACQUISITION OF RAYROCK RESOURCES INC.

In March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. ("Rayrock"), an Ontario corporation. The Company issued 29,277,820 common shares and paid Cdn. $52,883,007 (approximately U.S. $35.0 million) in connection with the acquisition. The acquisition was accounted for as a purchase and accordingly the comparative financial information for 1999 herein reflects the consolidated position of the Company, including Rayrock, as at March 31, 1999 but only includes the operating results of the acquired operations for the month of March 1999.

3.   OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                                     (in thousands of dollars)
                                              MARCH 31,                  December 31,
                                              2000                       1999
                                              ---------                  ------------
Finished goods                                $ 4,427                     $  4,411
Work-in-progress                                7,487                        6,754
Supplies and spare parts                        1,019                        1,017
------------------------                      ---------                  ------------
                                              $ 12,933                    $ 12,182
                                              =========                   ===========

4.       SHARE CAPITAL



                                               Three Months ended                     Three Months ended
                                                 March 31, 2000                         March 31, 1999
--------------------------------------- --------------- --------------------  ---------------- -----------------
                                        # OF SHARES     Amount (in 000's)     # of shares      Amount (000's)
--------------------------------------- --------------- --------------------  ---------------- -----------------
Issued and fully paid:
Balance at beginning of period          69,864,832      $ 158,717               38,860,612       $  109,587
Issued during the period:

  For cash consideration under
  The terms of Directors' and
  Employee's stock options                 98,000             146                  219,000              143

Issued upon acquisition of Rayrock
(see note 2)                                --             --                   29,277,820           46,919

                                        ----------      ----------              ----------       ----------
Balance at End of Period                69,962,832      $  158,862              68,357,432       $  156,649
                                        ==========      ==========              ==========       ==========



5.   SEGMENT REPORTING
     As at March 31, 2000 and for the quarter ended March 31, 2000 (in thousands of dollars)

(a)      Operating segments:

                                                                       Exploration and
                                          Producing Mines              Development
                                        Gold            *Copper        Properties     Corporate      Total
--------------------------------------- --------------- -------------- -------------- -------------- --------------
2000
Revenue                                 $  15,364       $   N/A        $  --          $  --          $   15,364
Earnings (loss) from operations         $      35       $   N/A        $  --          $ (2,275)      $   (2,240)
Net earnings (loss)                     $      28       $   N/A        $  --          $ (1,705)      $   (1,677)
Identifiable assets                     $  60,512       $   N/A        $ 47,623       $ 58,361       $  166,496

1999
Revenue                                 $   7,183       $     803      $  --          $  --          $    7,986
Earnings (loss) from operations         $    (685)      $    (949)     $  --          $ (1,892)      $   (3,526)
Net earnings (loss)                     $    (685)      $    (949)     $   (460)      $ (1,227)      $   (3,321)
Identifiable assets                     $  68,007        $ 25,570      $ 43,851       $ 61,222       $  198,650
--------------------------------------- --------------- -------------- -------------- -------------- --------------
* The Company owned the IVAN copper mine from March-October 1999.

*
(b)      Geographic Information:
As at March 31, 2000 and for the quarter ended March 31, 2000
(in thousands of dollars)


                                        North America       Central & South America        Total
                                        -------------       -----------------------        -----
2000
Revenue                                 $  15,364           $   --                         $  15,364
Earnings (loss) from operations         $  (2,240)          $   --                         $  (2,240)
Identifiable Assets                     $ 132,719           $ 33,777                       $ 166,496


                                        North America       Central & South America        Total
                                        -------------       -----------------------        -----

1999
Revenue                                 $   7,183           $    803                       $   7,986
Earnings (loss) from operations         $  (2,260)          $ (1,266)                      $  (3,526)
Identifiable Assets                     $ 168,406           $ 30,244                       $ 198,650

6.   INCOME TAXES

Effective January 1, 2000 the Canadian Institute of Chartered Accountants changed the accounting standard relating to the accounting for income taxes. The Company has adopted the new income tax accounting standard retroactively, without restating the financial statements of any prior periods. As a result, the Company has recorded an increase to plant and equipment and mine development costs of $4.8 million to reflect the remaining net of tax adjustment on prior years' purchase business combinations, and an increase to the future tax liability, formerly the deferred tax liability, of $4.8 million as at January 1, 2000. As the mineral properties to which these adjustments relate are not yet in production and accordingly, have not yet commenced being depleted, applying the new income tax accounting standard had no effect on loss from operations in the first quarter ended March 31, 2000 as compared to that determined by applying the previous standard.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for investments in equity securities. However, these differences have no material effect on the amounts presented in the consolidated financial statements as at March 31, 2000 or December 31, 1999, or for the three months ended March 31, 2000 or 1999.


ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Glamis Gold Ltd.'s (the "Company's") emphasis on cost-effectiveness continues to show results as the Company's total cash cost of production of $231 per ounce for the three months ended March 31, 2000 compares favorably with the $252 cash cost per ounce recorded in the first quarter of 1999.

The Company continues to actively seek growth opportunities. Effective May 9, 2000 the Company acquired Cambior de Mexico S.A. de C.V. from Cambior Inc. for $7.0 million in cash. The Company also acquired a crushing system intended by Cambior for use at the Cerro San Pedro Project (50% owned by Cambior de Mexico) for an additional $2.5 million.

In the first quarter of 1999 the Company acquired Rayrock Resources Inc. ("Rayrock") (refer to note 2 to the Financial statements). That acquisition added three operating gold mines in Nevada to the Company with expected annual output of over 100,000 ounces of gold to the Company's account.

As noted previously, the comparative financial statements of the Company reflect the acquisition of Rayrock effective March 1999. Accordingly, the Company's consolidated balance sheet includes the assets and liabilities of Rayrock as at March 31, 1999. However, the Company's statement of operations for 1999 reflects a complete three months for the Glamis operations, but only one month (March
1999) of the Nevada
operations. Certain of the information provided below is not reflected in the financial statements, but is provided to inform readers of the performance of the various properties both prior to and subsequent to the acquisition date.

The Company reported a loss for the three months ended March 31, 2000 of $1.7 million ($0.02 per share) compared to a loss of $3.3 million ($0.07 per share) in the first three months of 1999. Differences in all accounts are directly attributable to the acquisition of Rayrock in 1999. The first quarter 2000 results reflect three full months of operations of the combined entity whereas the 1999 first quarter contained only one month of combined operations. Operationally, performance improved at all the Company's gold operations with the exception of the Dee Mine. Ounces of gold produced increased from 24,559 during the first three months of 1999 compared to 52,779 in the first quarter of 2000. Total cash costs dropped from $252 per ounce to $231 per ounce respectively. Excluding the operations at the Dee Mine during the first quarter, the average total cash cost of production for the Company was $180 per ounce.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $54.8 million at March 31, 2000, a decrease of $6.8 million from December 31, 1999, as capital expenditures incurred in the construction of San Martin increased. Long term liabilities were $22.8 million at March 31, 2000, an increase of $4.9 million due to the change in accounting for deferred taxes as discussed in note 6 of the consolidated financial statements. The Company continues to have no long-term debt.

Capital expenditures totaled $8.9 million for the first quarter of 2000 compared to $3.0 million during the same period in 1999. The San Martin Project construction accounted for $7.7 million of the first quarter 2000 expenditures. Plant and equipment additions at Rand ($0.5 million) and Marigold ($0.3 million) were the other material items. First quarter 1999 capital expenditures were $1.5 million for deferred stripping at Rand, $0.9 million at San Martin, primarily for land acquisition and $0.3 million development expenditures at the Imperial project. All capital expenditures were financed from the Company's working capital.

During the first three months of 2000 the Company's operations provided
$0.1 million in cash compared to $1.3 million in cash provided during the first quarter of 1999. Although the changes in all categories of working capital reflect the acquisition of Rayrock, the most significant change was a use of cash relating to increases in work-in-process inventory as a result of the increased production. The Company's gold operations provided
$3.2 million in 2000 compared to $2.0 million during the first quarter of 1999. The average price per ounce received for gold was the same ($292) in 2000 as in 1999 although the average market price for the quarter improved slightly ($290 average for the first quarter 2000 compared to $287 during 1999). Comparative production highlights of the first three months of 2000 and 1999 respectively are as follows:

PRODUCTION/REVENUE DATA

                                                   GLAMIS GOLD LTD.
                                                  THREE MONTHS ENDED
                                                  ------------------
                                              MARCH 31,         March 31,
                                                2000              1999(1)
                                              ---------         ---------
Gold Ounces sold                                52,779            24,559
Average revenue per ounce                     $    292          $    292
Average Market price per ounce                $    290          $    287
Total cash cost per ounce                     $    231          $    252
Total  production cost per ounce              $    292          $    322


(1) includes the results of the Nevada properties' operations for one month March,1999.

OPERATIONS REVIEW

MINE PRODUCTION

(Note: The Marigold, Dee and Daisy properties were acquired in March 1999 as part of the Company's acquisition of Rayrock. See note 2 to the consolidated financial statements.)


                                            THREE MONTHS ENDED                             Three months ended

                                         March 31, 2000      March 31, 2000       March 31, 1999      March 31, 1999
MINE                                     Total Cash cost      Gold ounces         Total Cash cost      Gold ounces
                                          of production         produced           of production        produced
                                         ---------------     --------------       ---------------     --------------
Picacho                                        $ 180                389                $160              2,238
Rand                                           $ 173             22,907                $256             11,900
Marigold (2)                                   $ 196             13,521 (1)            $242             15,907 (1)
Daisy                                          $ 165              5,118 (1)            $545              3,663 (1)
Dee                                            $ 431             10,844 (1)            $191             11,420 (1)


(1) The Company's share of this production (March 1999 only) totals 4,344 ounces from Marigold, 1,305 ounces from Daisy and 4,130 ounces from Dee; total cash costs are based on March 1999 only.

(2)  Marigold is 66.7% owned.

RAND MINE, CALIFORNIA

The mine produced 22,907 ounces of gold for the three months ended March 31, 2000 compared to 11,900 ounces produced for a comparable period in 1999. Management expects Rand to produce approximately 98,000 ounces of gold this year. Total cash costs of production this quarter were $173 per ounce. The planned major stripping program in 1999 negatively impacted ounces produced a year ago, as well as resulting in a cash cost of $256 per ounce.

MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine produced 13,521 ounces of gold for Glamis' account at a total cash cost of $196 per ounce. The final approval of the Marigold Environmental Impact Statement (EIS) is anticipated in July or August. No significant items were raised during the comment period. Marigold continues their outstanding safety record with over 3,000 days worked without a lost time accident.

DEE MINE, NEVADA

The Dee Mine produced 10,844 ounces in the first quarter, at a cash cost of $431 per ounce. The slow start of production from the Zone 5 area in the underground mine negatively impacted the first month and a half of production this year. Production from mid-February to the end of the quarter improved, but was not enough to offset the deficit created in January.

DAISY MINE, NEVADA

Mining ended at Daisy in December 1999 and final reclamation of overburden stockpiles and final leaching is underway. Gold ounces produced during the first quarter of 2000 totaled 5,118 at a total cash cost of $165 per ounce. A decision on proceeding with the nearby Reward and/or other satellite deposits will be made later this year.

PICACHO MINE, CALIFORNIA

Reclamation continues as well as final gold production. Only 389 ounces were produced in the first quarter of 2000 and no further shipments are expected until late in the fourth quarter. Several pieces of equipment from Picacho have been refurbished and shipped to Honduras for use at the San Martin Project.

IMPERIAL PROJECT, CALIFORNIA

In April, in conjunction with commencing legal proceedings challenging a U.S. Department of the Interior directive changing the rules governing the Company's development of the Imperial Project, the Company requested that the Bureau of Land Management ("BLM") temporarily suspend activities related to the Company's permit pending the Court's review of the Interior Department's directive. See
Part II, Item 1 "Legal Proceedings".

SAN MARTIN PROJECT, HONDURAS

Construction is well underway: on schedule and on budget. Installation of plastic lining at the leach pad and pond areas is currently being completed. Earthwork for is underway for the plant, with construction expected to commence in the second quarter. The Company continues to anticipate gold production in the fourth quarter of the year.

EXPLORATION ACTIVITIES

Exploration expense was $0.8 million for the first quarter. Exploration was focused at Marigold, where two drill rigs are exploring for additional reserves in the immediate vicinity of current mining as well as testing sections 30 and 31, farther to the south. The current year's drilling program at Cerro Blanco started the week of March 27, 2000. San Martin exploration work is awaiting the arrival of a drill rig to test several gold anomalies near the mine.


OTHER MATTERS

The Year 2000 issue arose because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date resulting in errors when information that uses year 2000 dates is processed. Although the change in date has occurred, it is not possible to be certain that all aspects of the Year 2000 issue that may affect the Company have been fully resolved.

The Company completed its in-house compliance and supplier assessment in the fourth quarter, 1999. Limited Year 2000-specific costs were incurred by the Company. Hardware and software upgrades were planned based on business requirements. Additional expenditures were not material. As of May 9, 2000, no operational disruptions related to any Year 2000 systems problems have been noted.

FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information presented constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, the timing and amount of estimated future production, costs of production, capital expenditures, reserve determination, costs and timing of the development of new deposits, the Company's hedging practices, permitting time lines, and the timing and possible outcome of pending litigation involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the actual results of current exploration activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Form 10-K. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.


ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in Item 7 "Other Risks" in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company is subject to changes in metals prices, which directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, the Company believes it is important to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives", the value of which is "derived" from movements in the prices or rates associated with the underlying product.

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

The table below sets forth the positions of the Company at March 31, 2000 and December 31, 1999. Fair values are estimated based on market quotations of the variables based on expected maturity date.

                        Positions as at December 31, 1999
          (in thousands of U.S. dollars, except for per ounce amounts)

                               Assets:           Derivatives:     Gold Put          Gold Call         Gold Call
                              Short-term        Gold Forward      Options           Options           Options
                              Investments       Sales             Purchased         Sold              Purchased
                             ------------       -------------     ---------         ---------         ---------
Maturity 2000
  Investments                $46,252                --                --                --                --
  Ounces                          --            65,000            36,000            19,000                --
  Average
  price per
  ounce                           --              $288              $275              $275                --
  Fair Market
  Value                      $46,252            $(552)               Nil            $(417)                --
Maturity 2001
  Investments                     --                --                --                --                --
  Ounces                          --                --                --            60,000                --
  Average
  price per
  ounce                           --                --                --              $295                --
  Fair Market
  Value                           --                --                --            $(824)                --



                         Positions as at March 31, 2000
          (in thousands of U.S. dollars, except for per ounce amounts)

                             Assets:           Derivatives:      Gold Put          Gold Call         Gold Call
                             Short-term        Gold Forward      Options           Options           Options
                             Investments       Sales             Purchased         Sold              Purchased
                             -----------       ------------      ---------         ----------        ---------
Maturity 2000
  Investments                $41,485                   --                --                --                --
  Ounces                          --               44,500            27,000            19,000                --
  Average
  price per
  ounce                           --              $   286           $   275          $    275                --
  Fair Market
  Value                      $41,485              $   (83)              Nil          $   (290)               --
Maturity 2001
  Investments                     --                   --                --                --                --
  Ounces                          --                                                   60,000                --
  Average
  price per
  ounce                           --                   --                --          $    295                --
  Fair Market
  Value                           --                   --                --          $    (94)               --


                           PART 11 - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS:

On April 14, 2000, Glamis Imperial Corporation, a wholly-owned subsidiary of the Company, commenced legal proceedings in the U.S. District Court in Reno, Nevada challenging a U.S. Department of the Interior directive that substantially changes the rules governing the Company's development of the Imperial Project. The Company alleged that the new directive is contrary to governing federal statutes and contrary to past administrative practice. The relief sought by the Company includes a declaration that the new rules are unlawful and an order restraining the Bureau of Land Management from implementing those rules in connection with the Imperial Project. The Company cannot reasonably predict how long before the case will be resolved or what will be its final outcome.

ITEM 2 CHANGES IN SECURITIES: None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Company held its Annual General Meeting on May 3, 2000. At the meeting, 1 shareholder holding 20,000 shares was present in person and 812 shareholders holding 47,389,926 shares were represented by proxy.

     At the meeting, all shares present in person or by proxy voted in favor of the following:

     1) The election of Messrs. A. Dan Rovig, James R. Billingsley, Ian S. Davidson, Jean Depatie, Leonard Harris, C. Kevin McArthur and Kenneth
          F. Williamson to the Board of Directors.

     2) The appointment of KPMG LLP, Chartered Accountants, as auditors of the Company.

     3)   Approval of a Shareholders' Rights Plan.

     4) Approval of an amendment to the Incentive Share Purchase Option Plan making an additional 2,016,800 shares available for issuance under it.


ITEM 5 OTHER INFORMATION: None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

          a)   Exhibits

                    Exhibit Number      Exhibit Description

                    27                  Financial Data Schedule

          b)   Reports on Form 8-K: None
                        Filed on March 8, 2000, regarding adoption of a Shareholder Rights Plan dated February 25,2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GLAMIS GOLD LTD.
                                  (registrant)

Date:  May 9, 2000          "signed" Cheryl S. Maher
                             -----------------------
                             CHERYL S. MAHER
                             Vice President Finance
                             Chief Financial Officer and Treasurer
                             (Principal Accounting and Financial Officer)