Form 10-Q
period 2000-06-30
GLAMIS GOLD LTD
filed 2000-08-10
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number   0-31986     (82-689)
                         --------------------

                                GLAMIS GOLD LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          British Columbia, Canada                                     None.
------------------------------------------------------------------------------------------
(Jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

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

The number of shares outstanding of the Registrant's common stock, as of August 4, 2000, was 70,025,432.

       GLAMIS GOLD LTD.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
Part I            Financial Information

       Item 1.    Financial Statements                                                                     3

                  Consolidated Balance Sheets as at June 30, 2000 and December 31, 1999                    3

                  Consolidated Statements of Operations for the three months and the six
                  months ended June 30, 2000 and 1999                                                      4


                  Consolidated Statements of Retained Earnings (Deficit) for the three months
                  and the six months ended June 30, 2000 and 1999                                          4


                  Consolidated Statements of Cash Flows for the three months and the six
                  months ended June 30, 2000 and 1999                                                      5


                  Notes to Interim Consolidated Financial Statements                                       6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                               9


       Item 3.    Qualitative and Quantitative Disclosures About Market Risk                              16

Part II           Other Information                                                                       18

       Item 1.    Legal Proceedings                                                                       18

       Item 2.    Changes in Securities and Use of Proceeds                                               18

       Item 3.    Defaults Upon Senior Securities                                                         18

       Item 4.    Submission of Matters to a Vote of Security Holders                                     18

       Item 5.    Other Information                                                                       18

       Item 6.    Exhibits and Reports on Form 8-K                                                        19

                  Signatures                                                                              20

[Part I - Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars)

                                                          June 30,       December 31,
                                                            2000            1999
-------------------------------------------------------------------------------------
ASSETS
Cash                                                     $  29,684       $  55,169
Other current assets (note 3)                               14,183          14,084
-------------------------------------------------------------------------------------
Current assets                                              43,867          69,253

Plant and equipment and mine development costs, net        113,878          88,900
Other assets                                                 6,110           5,579
-------------------------------------------------------------------------------------
                                                         $ 163,855       $ 163,732
=====================================================================================
LIABILITIES
Current liabilities                                      $   6,268       $   7,622
Long term liabilities                                       22,728          17,906
SHAREHOLDERS' EQUITY
Share capital (note 4):
  Authorized:
  200,000,000 common shares without par value
  5,000,000 preferred shares, $10 par value,
      issuable in Series
  Issued and fully paid:
  70,024,632 common shares (1999-69,864,832)               158,947         158,717
Contributed surplus                                             63              63
Deficit                                                    (24,151)        (20,576)
-------------------------------------------------------------------------------------
                                                           134,859         138,204
-------------------------------------------------------------------------------------
                                                         $ 163,855       $ 163,732
=====================================================================================

See accompanying notes to consolidated financial statements

Prepared by Management without audit

Approved by the Directors:

     /s/ C. KEVIN McARTHUR                           /s/ A. DAN ROVIG
     ------------------------------                  ---------------------------
     C. Kevin McArthur                               A. Dan Rovig
     Director                                        Director

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts)

                                             Three months ended June 30,           Six months ended June 30,
--------------------------------------------------------------------------------------------------------------
                                              2000               1999               2000               1999
--------------------------------------------------------------------------------------------------------------
Revenue from production                     $ 15,754           $ 14,758           $ 31,118           $ 22,744
Cost of production                            12,297             14,237             24,433             21,565
--------------------------------------------------------------------------------------------------------------
                                               3,457                521              6,685              1,179
--------------------------------------------------------------------------------------------------------------
Expenses
  Depreciation & depletion                     3,199              2,318              6,217              4,425
  Reclamation                                    213                159                412                388
  Selling, general, administration             1,396              1,095              2,801              2,297
  Exploration                                    870              1,314              1,716              1,961
--------------------------------------------------------------------------------------------------------------
                                               5,678              4,886             11,146              9,071
--------------------------------------------------------------------------------------------------------------
Loss from operations                          (2,221)            (4,365)            (4,461)            (7,892)
Interest expense                                   6                170                 13                170
Other (income) expense                          (401)            (1,730)              (934)            (1,647)
--------------------------------------------------------------------------------------------------------------
Loss before taxes                             (1,826)            (2,805)            (3,540)            (6,415)
Provision for (benefit from) taxes                72               (124)                35               (412)

--------------------------------------------------------------------------------------------------------------
Loss for the period                         $ (1,898)          $ (2,681)          $ (3,575)          $ (6,003)
==============================================================================================================
Loss per share                              $  (0.03)          $  (0.03)          $  (0.05)          $  (0.10)
==============================================================================================================



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Expressed in thousand of U.S. dollars)

                                     Three months ended June 30,            Six months ended June 30,
-------------------------------------------------------------------------------------------------------
                                       2000               1999                2000              1999
-------------------------------------------------------------------------------------------------------
Retained earnings (deficit)          $(22,253)          $ (2,613)          $(20,576)          $    709
  Beginning of period
Loss for the period                    (1,898)            (2,681)            (3,575)            (6,003)
Dividends                                  --                 --                 --                 --
-------------------------------------------------------------------------------------------------------
Deficit, end of period               $(24,151)          $ (5,294)          $(24,151)          $ (5,294)
=======================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousand of U.S. dollars)

                                                         Three months ended June 30,           Six months ended June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                          2000               1999               2000               1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                   $ (1,898)          $ (2,681)          $ (3,575)          $ (6,003)
  Adjustment for items not                                 3,412              1,336              6,629              3,928
   affecting working capital
  Net changes in non-cash                                    163             (1,449)            (1,273)               539
   working capital
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY                                       1,677             (2,794)             1,781             (1,536)
(USED IN) OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
INVESTING ACTIVITIES
  Capital expenditures                                   (10,841)            (5,796)           (19,661)            (8,763)
  Business acquisitions                                   (7,439)             3,623             (6,972)            10,769
  Other assets                                              (637)             1,812               (863)             3,289
--------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT ACTIVITIES                                (18,917)              (361)           (27,496)             5,295
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
FINANCING ACTIVITIES
  Stock issues                                                84                644                230                787
  Notes payable                                               --             (7,637)                --                991
--------------------------------------------------------------------------------------------------------------------------
NET FINANCING ACTIVITIES                                      84             (6,993)               230              1,778
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                              (17,156)           (10,148)           (25,485)             5,537
Cash, beginning of period                                 46,840             41,855             55,169             26,170
--------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                     $ 29,684           $ 31,707           $ 29,684           $ 31,707
==========================================================================================================================

GLAMIS GOLD LTD.

          Notes to Unaudited Interim Consolidated Financial Statements
            (tables expressed in thousands of United States dollars)
                         Six months ended June 30, 2000

1.     GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and consolidated statements of operations, retained earnings (deficit) and cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the "Company") as of June 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and 1999.

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


2.     BUSINESS ACQUISITIONS
a.     Rayrock Resources Inc.

In March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. ("Rayrock"), an Ontario corporation. The Company issued 29,277,820 common shares and paid Cdn.$52,883,007 (approximately U.S. $35.0 million) in connection with the acquisition. The acquisition was accounted for as a purchase and accordingly the 1999 comparative financial information herein reflects the consolidated position of the Company, including Rayrock, as at June 30, 1999 but only includes the operating results and cash flows of the acquired operations for the four months March through June 1999.

b.     Cambior de Mexico S.A. de C.V.

Effective May 9, 2000, the Company acquired 100% of the issued and outstanding shares of Cambior de Mexico S.A. de C.V. ("Cambior de Mexico") from Cambior Inc. for $7.2 million in cash. The Company also acquired a crushing system from Cambior for an additional $2.5 million in cash that was intended for use at the Cerro San Pedro Project. Other cash transaction costs associated with this acquisition totaled $0.3 million. In addition, in consideration for advisory services rendered to the Company in connection with the acquisition, the Company granted to its advisor warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of U.S. $2.00 per share. The warrants are exercisable at any time until June 25, 2003, but are not transferable prior to June 26, 2001. Cambior de Mexico has subsequently been renamed Glamis de Mexico S.A. de C.V. ("Glamis de Mexico"). Glamis de Mexico has interests in a number of mineral properties in Mexico, the most advanced of which is the Cerro San Pedro Project in San Luis Potosi state.


3.     OTHER CURRENT ASSETS

  Included in other current assets are the following inventories:


                                             (in thousands of dollars)
                                      June 30, 2000        December 31, 1999
                                      --------------------------------------
Finished goods                               $3,427                   $4,411
Work-in-progress                              7,888                    6,754
Supplies and spare parts                        993                    1,017
                                      --------------------------------------
                                            $12,308                  $12,182
                                            =======                  =======


4.     SHARE CAPITAL

                                              Six months ended                        Six months ended
                                               June 30, 2000                            June 30, 1999
---------------------------------------------------------------------------------------------------------------
                                       # OF SHARES    AMOUNT (IN 000's)        # of Shares    Amount (in 000's)
---------------------------------------------------------------------------------------------------------------
Issued and fully paid:
Balance at beginning of period          69,864,832          $  158,717          38,860,612          $  109,587
Issued during the period:

For cash consideration
 under the terms of
 Directors' and Employee's
 stock options                             159,800                 230             751,000                 786

 Issued upon acquisition of
  Rayrock (see note 2)                          --                  --          29,277,820              46,919
                                        ----------          ----------          ----------          ----------

Balance at end of period                70,024,632          $  158,947          68,889,432          $  157,292
                                        ==========          ==========          ==========          ==========

5.     SEGMENT REPORTING
         As at June 30, 2000 and for the six months ended June 30, 2000 (in thousands of dollars)

(a)    Operating segments:

                                                                  Exploration and
                                          Producing Mines           Development
                                       Gold            Copper        Properties      Corporate         Total
---------------------------------------------------------------------------------------------------------------
2000
Revenue                              $  31,118              --              --              --       $  31,118
Earnings (loss) from operations            190              --       $  (1,716)      $  (2,935)         (4,461)
Net earnings (loss)                        177              --          (1,716)         (2,036)         (3,575)
Identifiable assets                     54,560              --          71,867          37,428         163,855

1999
Revenue                              $  18,806       $   3,716       $     222       $      --       $  22,744
Earnings (loss) from operations         (1,950)         (2,537)         (1,063)         (2,342)         (7,892)
Net earnings (loss)                     (1,533)         (2,543)         (1,062)           (865)         (6,003)
Identifiable assets                     65,931          29,398          48,315          42,333         185,977



(b)    Geographic Information:

                                    North America     Central & South America      Total
-------------------------------------------------------------------------------------------
2000
Revenue                              $  31,118                          --       $  31,118
Earnings (loss) from operations         (3,631)                  $    (830)         (4,461)
Net earnings (loss)                     (2,745)                       (830)         (3,575)
Identifiable assets                    105,914                   $  57,941         163,855

1999
Revenue                              $  19,028                   $   3,716       $  22,744
Earnings (loss) from operations         (4,228)                     (3,664)         (7,892)
Net earnings (loss)                     (2,339)                     (3,664)         (6,003)
Identifiable assets                    109,378                      76,599         185,977



6.     INCOME TAXES

Effective January 1, 2000, the Canadian Institute of Chartered Accountants changed the accounting standard relating to the accounting for income taxes. The Company has adopted the new income tax accounting standard retroactively, without restating the financial statements of any prior periods. As a result, the Company has recorded an increase to plant and equipment and mine development costs of $4.8 million to reflect the remaining net of tax adjustment on prior years' purchase business combinations, and an increase to the future tax liability, formerly the deferred tax liability, of $4.8 million as at January 1, 2000. As the mineral properties to which these adjustments relate are not yet in production and accordingly, have not yet commenced being depleted, applying the new income tax accounting standard had no effect on loss from operations in the first six months ended June 30, 2000 as compared to that determined by applying the previous standard.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for investments in equity securities, development of mineral properties and accounting for hedging transactions. However, these differences have no material effect on the amounts presented in the consolidated financial statements as at June 30, 2000 or December 31, 1999, or for the three months and six months ended June 30, 2000 or 1999.


ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The Company produced a total of 107,763 ounces of gold in the six months ended June 30, 2000 compared to 69,008 ounces of gold in the same period in 1999. The Company's operations continue to improve as the Company's total cash cost of production of $228 per ounce for the six months ended June 30, 2000 compares favorably with the $243 cash cost per ounce recorded in the first six months of 1999.

Production for the second quarter 2000 also increased over the comparable quarter of 1999. 54,984 ounces of gold were produced in the second quarter of 2000 compared to 44,451 ounces of gold produced in the second quarter of 1999. The total cash cost per ounce dropped to $224 in the second quarter of 2000 from $236 in the second quarter of 1999.

The Company continues to actively seek growth opportunities. Effective May 9, 2000 the Company acquired Cambior de Mexico S.A. de C.V. ("Cambior de Mexico") from Cambior Inc. for $7.2 million in cash plus $0.3 million in transaction costs. Cambior de Mexico has been subsequently renamed Glamis de Mexico S.A. de C.V. The Company also acquired a crushing system from Cambior for an additional $2.5 million in cash that was intended for use at the Cerro San Pedro Project. See note 2 (b) of the notes to the consolidated financial statements.

As noted previously, the comparative financial statements of the Company reflect the acquisition of Rayrock effective March 1999. Accordingly, the Company's consolidated balance sheet included the assets and liabilities of Rayrock as at December 31, 1999 and June 30, 2000. However, the Company's statement of operations and cash flows for 1999 reflects a complete six months for the Glamis operations, but only four months (March-June 1999) of the former Rayrock operations. Certain of the information provided below is not reflected in the financial statements, but is provided to inform readers of the performance of the various properties both prior to and subsequent to the acquisition date.

The Company reported a loss for the first six months of 2000 of $3.6 million ($0.05 per share) compared to a loss of $6.0 million ($0.10 per share) in the first six months of 1999. The improvement is primarily attributable to increased production at the Rand Mine ($2.9 million operating earnings in the first six months of 2000 compared to a loss of $1.5 million in the first six months of
1999), offset by a $2.9 million loss at the Dee Mine ($0.1 million operating earnings in 1999), as well as the fact that the 1999 results were negatively impacted by the performance of the Ivan copper mine which generated a $2.5 million loss during the period March through June 1999 but which was sold in October 1999. The other Nevada operations (the 66.7%-owned Marigold Mine and the Daisy Mine) generated a profit of $0.4 million in 2000 versus a $1.6 million profit in 1999. General and administrative expense increased by $0.5 million for the first six months of 2000 due to slightly increased staff costs and significant expenditures for tax and accounting work. Interest income decreased $0.6 million compared to the first six months of 1999 as the Company utilized its cash balances for development of the San Martin Mine and acquisition of the Cambior de Mexico properties.

The net loss for the three months ended June 30, 2000 was $1.9 million compared to a loss of $2.7 million for the second quarter of 1999. Several factors account for the difference between the second quarter of 2000 and 1999. The increased production of ounces of gold resulted in increased revenues of $0.7 million, while revenues per ounce of gold increased $19 over 1999, generating an additional $1.0 million. Depreciation and depletion decreased profits by $0.9 million. Due to the sale of the Ivan mine in October 1999, the second quarter of 2000 did not contain any losses from Ivan, which lost $1.3 million in the second quarter of 1999. Interest and investment income declined $1.3 million from 1999. Decreased exploration expense in the second quarter of 2000 compared to the same period in 1999 was offset by increases in general and administrative expense and in the provision for taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $37.6 million at June 30, 2000, a decrease of $24.0 million from December 31, 1999, primarily as a result of capital expenditures incurred in the construction of San Martin and the acquisition of Cambior de Mexico. Long-term liabilities, consisting of future reclamation obligations and future income taxes, were $22.7 million at June 30, 2000, compared to $17.9 million at December 31,1999. The increase is due almost entirely to the change in the future tax liability balance (formerly deferred taxes) as discussed in note 6 of the notes to the consolidated financial statements. The Company continues to have no long-term debt.

Capital expenditures for the second quarter of 2000 were $18.3 million ($26.6 million for the first six months of the year). The major expenditures were $7.2 million spent for the construction at the San Martin Mine and $10.6 million for the acquisition of Cambior de Mexico and the crushing system, and development of the associated Cerro San Pedro project. The Company continues to fund all capital expenditures from working capital and believes it will have sufficient available resources to meet all currently planned capital needs.

During the first six months of 2000 the Company's cash provided from operations was $1.8 million compared to $1.5 million in cash used in operations during the first six months of 1999. The Company's gold operations provided $6.0 million during the first six months of 2000 compared to $4.2 million in 1999. The average price per ounce received for gold improved from $276 in 1999 to $289 in 2000. The Ivan copper mine represented a use of $2.6 million during the period March through June 1999.

Cash flow from operations during the second quarter of 2000 was $1.7 million compared to a use of cash of $2.8 million during the same period in 1999. The most significant difference is due to the elimination of the Ivan mine that used $1.5 million in cash during the second quarter of 1999. An increase in ounces produced, better realized prices ($286 per ounce in 2000 versus $267 in 1999) and lower cash costs contributed an additional $2.8 million to cash flow in the second quarter of 2000. Comparative production highlights of the first two quarters of 2000 and 1999 respectively are as follows:


PRODUCTION/REVENUE DATA



                                                             GLAMIS GOLD LTD.
                                         Three months ended                    Six months ended
                                   -------------------------------     -------------------------------
                                   JUNE 30, 2000     June 30, 1999     JUNE 30, 2000     June 30, 1999
                                                                                                    (1)
-------------------------------------------------------------------------------------------------------
Gold ounces produced                      54,984            44,451           107,763            69,008
-------------------------------------------------------------------------------------------------------
Average revenue per ounce               $    286          $    267          $    289          $    276
-------------------------------------------------------------------------------------------------------
Average Market price per ounce          $    280          $    273          $    285          $    280
-------------------------------------------------------------------------------------------------------
Total cash cost per ounce               $    224          $    236          $    228          $    243
-------------------------------------------------------------------------------------------------------
Total cost per ounce                    $    284          $    304          $    288          $    305
-------------------------------------------------------------------------------------------------------
 1) Includes the results of the Nevada properties' operations for four months only March - June 1999.

OPERATIONS REVIEW

MINE PRODUCTION

Note: The Marigold, Dee and Daisy properties were acquired in March 1999 as part of the Company's acquisition of Rayrock (see note 2 (a)).

                            THREE MONTHS ENDED                        Three months ended
------------------------------------------------------------------------------------------------
                    June 30, 2000        June 30, 2000        June 30, 1999        June 30, 1999
                  TOTAL CASH COST          GOLD OUNCES      Total Cash cost         Gold ounces
Mine                OF PRODUCTION             PRODUCED        of production             produced
------------------------------------------------------------------------------------------------
Picacho                        --                    0               $  200                1,462
------------------------------------------------------------------------------------------------
Rand                       $  158               25,860               $  236               15,375
------------------------------------------------------------------------------------------------
Marigold (1)               $  267                9,985               $  256                9,628
------------------------------------------------------------------------------------------------
Daisy                      $  243                1,981               $  212                7,353
------------------------------------------------------------------------------------------------
Dee                        $  296               17,158               $  241               10,441
------------------------------------------------------------------------------------------------


                             SIX MONTHS ENDED                          Six months ended
------------------------------------------------------------------------------------------------
                    June 30, 2000        June 30, 2000        June 30, 1999        June 30, 1999
                  TOTAL CASH COST          GOLD OUNCES      Total Cash cost          Gold ounces
Mine                OF PRODUCTION             PRODUCED        of production             produced
------------------------------------------------------------------------------------------------
Picacho                    $  200                  389               $  191                3,700
------------------------------------------------------------------------------------------------
Rand                       $  165               48,767               $  248               27,275
------------------------------------------------------------------------------------------------
Marigold (2)               $  227               23,506               $  252               25,535
------------------------------------------------------------------------------------------------
Daisy (2)                  $  187                7,099               $  254               11,016
------------------------------------------------------------------------------------------------
Dee (2)                    $  348               28,002               $  230               21,861
------------------------------------------------------------------------------------------------

(1)    Marigold is 66.7% owned by the Company.
(2) The Company's share of this production (March - June 1999) totals 13,970 ounces from Marigold, 8,658 ounces from Daisy and 14,571 ounces from Dee; total cash costs are based on March - June 1999 only.


RAND MINE, CALIFORNIA

The Rand Mine produced 48,767 ounces for the six months ended June 30, 2000 compared to 27,275 ounces produced for a comparable period in 1999. The unleached ore inventory on the Rand heap increased during the quarter and should provide for steady production through the next few months. Power costs in the plants have been higher than expected due to high temperatures and electricity demand in the Los Angeles area negatively impacting rates. Plant operations have been curtailed when possible to miss peak demand intervals. Drilling of the final exploration holes at the Buckboard area was completed during June. No additional ore grade intercepts were encountered.


MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine produced 23,506 ounces for the Company's account during the first half of 2000. Cash costs were adversely affected by lower than expected ore deliveries to the pad. As a result of public comments received on the draft Environmental Impact Statement ("EIS"), more waste rock characterization studies were initiated in June. Waste from future pit expansion areas and waste to be used in pit back fill operations were collected and sent in for static and column leach tests. The final EIS and Record of Decision are pending these results.


DEE MINE, NEVADA

The Dee Mine production stabilized in the second quarter of 2000 with production of 17,158 ounces of gold. Cash costs for the quarter were higher than expected due to lower recovery from the mill and increased contract mining costs, but have shown steady improvement. Test work continues to identify a cost-effective method to improve recovery from the underground operations. Virtually all the ounces produced at Dee have been from underground operations. Pit operations concentrated on reclamation and construction activities which include mining fill and capping material.


DAISY MINE, NEVADA

Daisy's production for the first six months of 2000 was 7,099 ounces of gold, but only 1,981 ounces were produced during the second quarter. Daisy shipments are expected to be bi-monthly or quarterly for the balance of the year. Reclamation continues with 25% of the total mine-site disturbance having been reclaimed to date.


PICACHO MINE, CALIFORNIA

Reclamation continues as well as final gold production. No ounces were produced in the second quarter of 2000 and only 389 ounces of gold were produced in the first quarter of 2000. It is anticipated that Picacho will produce a small number of ounces of gold in the second half of 2000, as reclamation is completed.


SAN MARTIN PROJECT, HONDURAS

Construction continues as the Company prepares for production at San Martin later this year. Work continues on the leach pad, crushing and conveying systems, the mine camp, and the ADR plant. The foundations for the crusher and agglomerator were poured at the end of June. Most of the main overland conveyor frames are bolted together and are in place. The power station concrete was completed during June and generators were delivered in July. The Company anticipates project commissioning late in the third quarter.


IMPERIAL PROJECT, CALIFORNIA

In April 2000, in conjunction with commencing legal proceedings challenging a U.S. Department of the Interior directive changing the rules governing the Company's development of the Imperial Project, the Company requested that the Bureau of Land

Management ("BLM") temporarily suspend activities related to the Company's permit pending the Court's review of the Interior Department's directive. The BLM has advised the Company that it intends to complete the permitting process despite the pending lawsuit. See Part II, Item 1 "Legal Proceedings".


CERRO BLANCO PROJECT, GUATEMALA

Drilling of three additional holes on the western side of the deposit started June 16, 2000 and were completed in July. Assays are not yet available.


GLAMIS DE MEXICO (FORMERLY CAMBIOR DE MEXICO), MEXICO

Cambior de Mexico (now re-named Glamis de Mexico) has interests in several exploration and development properties in Mexico. The most advanced of these, the Cerro San Pedro Project in San Luis Potosi state has received its exploitation permit. Glamis de Mexico can earn a 50% interest in this project by spending approximately $4.0 million by the end of 2000. The Company estimates that the project contains approximately 700,000 ounces of gold and 15,000,000 ounces of silver. The Company is preparing an updated feasibility study that is expected to be completed during the fourth quarter of 2000.


EXPLORATION ACTIVITIES

Exploration expense was $0.8 million for the second quarter of 2000 and $0.9 for the first quarter of 2000. This compares to $1.3 million expended during the second quarter of 1999. These expenditures were spent primarily on exploration at or near the Company's Nevada operations, as well as certain exploration properties in Central and South America. The Company intends to spend approximately $3.0 million on exploration during 2000.


OTHER MATTERS

The Company completed its in-house compliance and supplier assessment of the Year 2000 issue in the fourth quarter of 1999. Limited Year 2000-specific costs were incurred by the Company. Hardware and software upgrades were planned based on business requirements. Additional expenditures were not significant. As of August 4, 2000, no operational disruptions related to any Year 2000 systems problems have been noted.


FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information presented constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, the timing and amount of estimated future production, costs of production, capital expenditures, reserve determination, costs and timing of the development of new deposits, the Company's hedging practices, permitting time lines, and the timing and possible outcome of pending litigation involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the actual results of current exploration activities, actual results of current reclamation activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled "Other Considerations" in the Company's Form 10-K. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in Item 7 "Other Risks" in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company is subject to changes in metals prices, which directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, the Company has at times acted to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives", the value of which is "derived" from movements in the prices or rates associated with the underlying product.

While the Company's hedging policy authorizes action to protect the Company's cash flows from production by use of forward contracts, spot deferred contracts, and options, in any combination, the Company is not currently engaging in new hedging transactions. The Company continuously monitors its existing hedge positions with respect to the unrealized gains and losses and to ensure compliance with Company policy.

The Company also invests cash balances in short-term investments, which are subject to interest rate fluctuations. Because these investments are in highly liquid, short-term instruments, any impact of an interest rate change would not be significant.

The table below sets forth the positions of the Company at June 30, 2000 and December 31, 1999. Fair values are estimated based on market quotations of the variables based on expected maturity date.

                          Positions as at June 30, 2000
          (in thousands of U.S. dollars, except for per ounce amounts)

-----------------------------------------------------------------------------------------------------
                    Assets:          Derivatives:          Gold Put          Gold Call      Gold Call
                    Short-term       Gold Forward          Options           Options        Options
                    Investments      Sales                 Purchased         Sold           Purchased
-----------------------------------------------------------------------------------------------------
Maturity 2000
  Investments          $ 26,740                --                 --                --             --
  Ounces                     --            31,000             18,000            17,000             --
  Average
  price per
  ounce                      --          $    287           $    275          $    274             --
  Fair Market
  Value                $ 26,740          $   (193)               Nil          $   (375)            --
-----------------------------------------------------------------------------------------------------
Maturity 2001
  Investments                --                --                 --                --             --
  Ounces                     --                --                 --            60,000             --
  Average
  price per
  ounce                      --                --                 --          $    295             --
  Fair Market
  Value                      --                --                 --          $   (912)            --
-----------------------------------------------------------------------------------------------------




                        Positions as at December 31, 1999
          (in thousands of U.S. dollars, except for per ounce amounts)

-----------------------------------------------------------------------------------------------------
                    Assets:          Derivatives:          Gold Put          Gold Call      Gold Call
                    Short-term       Gold Forward          Options           Options        Options
                    Investments      Sales                 Purchased         Sold           Purchased
-----------------------------------------------------------------------------------------------------
Maturity 2000
  Investments          $ 46,252                --                 --                --             --
  Ounces                     --            65,000             36,000            19,000             --
  Average
  price per
  ounce                      --          $    288           $    275          $    275             --
  Fair Market
  Value                $ 46,252          $   (552)               Nil          $   (417)            --
-----------------------------------------------------------------------------------------------------
Maturity 2001
  Investments                --                --                 --                --             --
  Ounces                     --                --                 --            60,000             --
  Average
  price per
  ounce                      --                --                 --          $    295             --
  Fair Market
  Value                      --                --                 --          $   (824)            --
-----------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS:

       1) On April 14, 2000, Glamis Imperial Corporation, a wholly-owned subsidiary of the Company, commenced legal proceedings in the U.S. District Court in Reno, Nevada challenging a U.S. Department of the Interior directive that substantially changes the rules governing the Company's development of the Imperial Project. The Company alleged that the new directive is contrary to governing federal statutes and contrary to past administrative practice. Dispositive motions have been filed by both the Company and the government and briefing on these motions continues at this time. The Company cannot reasonably predict how long until the case will be resolved or what will be its final outcome.

       2) On June 16, 2000 the Company was served with a lawsuit commenced by American Mine Services, Inc. ("AMS") in the Nevada State District Court in Elko, Nevada. The suit involves a contract between a subsidiary of the Company and AMS for underground contract mining at the Dee Mine that was terminated by the Company for non-performance in November 1999. AMS alleges damages of $417,960 resulting from improper termination of the contract. The Company believes the contract was properly terminated and will vigorously defend the action and prosecute its counterclaim against AMS for damages resulting from AMS' non-performance. The Company cannot predict how long until the case will be resolved or what will be its final outcome.


ITEM 2        CHANGES IN SECURITIES:  None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES:  None

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              The Company held its Annual General Meeting of Shareholders on May 3, 2000. At the meeting, one shareholder holding 20,000 shares was present in person and 812 shareholders holding 47,389,926 shares were represented by proxy.

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

                     (b)    Reports on Form 8-K
                               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GLAMIS GOLD LTD.
                                   ---------------------------------------------
                                                   (registrant)



Date:       August 4, 2000         /s/ CHERYL S. MAHER
                                   ---------------------------------------------
                                   CHERYL S. MAHER
                                   Chief Financial Officer & Treasurer
                                   (Principal Accounting and Financial Officer)