Form 10-Q
period 2000-09-30
GLAMIS GOLD LTD
filed 2000-11-13
CIK 782819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number   0-31986    (82-689)
                         -------------------

                                GLAMIS GOLD LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


British Columbia, Canada                                            None.
--------------------------------------------------------------------------------
(Jurisdiction of incorporation or organization)                (IRS Employer
                                                             Identification No.)


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

The number of shares outstanding of the Registrant's common stock, as of November 9, 2000, was 70,097,382.

         GLAMIS GOLD LTD.

                                      INDEX

                                                                                       PAGE
                                                                                       ----
Part I                    Financial Information

             Item 1.      Financial Statements                                           3

                          Consolidated Balance Sheets as at September 30, 2000
                          and December 31, 1999                                          3

                          Consolidated Statements of Operations for the three
                          months and the nine months ended September 30, 2000
                          and 1999                                                       4

                          Consolidated Statements of Retained Earnings (Deficit)
                          for the three months and the nine months ended
                          September 30, 2000 and 1999                                    4

                          Consolidated Statements of Cash Flows for the three
                          months and the nine months ended September 30, 2000
                          and 1999                                                       5

                          Notes to Interim Consolidated Financial Statements             6

             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                            9

             Item 3.      Qualitative and Quantitative Disclosures About Market
                          Risk                                                          15

Part II                   Other Information                                             17

             Item 1.      Legal Proceedings                                             17

             Item 2.      Changes in Securities and Use of Proceeds                     17

             Item 3.      Defaults Upon Senior Securities                               17

             Item 4.      Submission of Matters to a Vote of Security Holders           17

             Item 5.      Other Information                                             17

             Item 6.      Exhibits and Reports on Form 8-K                              17

                          Signatures                                                    18


[Part I - Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except for share amounts)


                                                           September 30,   December 31,
                                                                    2000           1999
---------------------------------------------------------------------------------------
Assets
Cash                                                          $ 18,742         $ 55,169
Other current assets                                            14,282           14,084
---------------------------------------------------------------------------------------
Current assets                                                  33,024           69,253

Plant and equipment and mine development costs, net            117,622           88,900
Other assets                                                     6,069            5,579
---------------------------------------------------------------------------------------
                                                              $156,715         $163,732
=======================================================================================
Liabilities
Current liabilities                                           $  6,836         $  7,622
Long term liabilities                                           22,496           17,906
Shareholders' equity
Share capital:
  Authorized:
  200,000,000 common shares without par value
  5,000,000 preferred shares, $10 par value,
    issuable in Series
  Issued and fully paid:
  70,097,382 common shares (1999 - 69,864,832)                  159,045         158,717
Contributed surplus                                                  63              63
Deficit                                                         (31,725)        (20,576)
---------------------------------------------------------------------------------------
                                                                127,383         138,204
---------------------------------------------------------------------------------------
                                                               $156,715        $163,732
=======================================================================================

See accompanying notes to consolidated financial statements

Prepared by Management without audit

Approved by the Directors:


          "signed"                               "signed"
          -------------------------              -------------------------
          C. Kevin McArthur                      A. Dan Rovig
          Director                               Director

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts)


                                       Three months ended         Nine months ended
                                           September 30,             September 30,
                                         2000        1999         2000        1999
------------------------------------------------------------------------------------
Revenue from production                $14,694     $15,683     $ 45,812     $ 38,427
Cost of production                      12,587      12,303       37,020       33,867
------------------------------------------------------------------------------------
                                         2,107       3,380        8,792        4,560
------------------------------------------------------------------------------------
Expenses
  Depreciation & depletion               3,340       4,625        9,557        9,050
  Reclamation                              258         321          670          711
  Exploration                              767         143        2,483        2,104
  Selling, general, administration       1,402       2,317        4,203        4,614
  Write-down of investments and          4,345          --        4,345           --
    properties
------------------------------------------------------------------------------------
                                        10,112       7,406       21,258       16,479
------------------------------------------------------------------------------------
Loss from operations                    (8,005)     (4,026)     (12,466)     (11,919)
Interest expense                             5          96           18          266
Other (income) expense                    (481)       (271)      (1,415)      (1,919)
------------------------------------------------------------------------------------
Loss before taxes                       (7,529)     (3,851)     (11,069)     (10,266)
Provision for (benefit from) taxes          45        (890)          80       (1,302)
------------------------------------------------------------------------------------
Loss for the period                    $(7,574)    $(2,961)    $(11,149)    $ (8,964)
====================================================================================
Loss per share                          $(0.11)     $(0.04)      $(0.16)      $(0.14)
====================================================================================


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(Expressed in thousands of U.S. dollars)

                                       Three months ended          Nine months ended
                                           September 30,             September 30,
                                         2000        1999         2000        1999
------------------------------------------------------------------------------------
Retained earnings (deficit)            $(24,151)   $(5,294)     $(20,576)    $   709
  Beginning of period
Loss for the period                      (7,574)    (2,961)      (11,149)     (8,964)
Dividends                                    --         --            --          --
------------------------------------------------------------------------------------
Deficit, end of period                 $(31,725)   $(8,255)     $(31,725)    $(8,255)
====================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)


                                       Three months ended       Nine months ended
                                           September 30,           September 30,
                                        2000        1999         2000        1999
------------------------------------------------------------------------------------
Cash flows from (used in)
Operating activities
  Loss for the period                 $ (7,574)    $(2,961)     $(11,149)    $(8,964)
  Adjustment for items                   7,634       5,473        14,263      12,340
    not affecting working capital

  Net changes in non-cash                  475      (4,282)         (798)     (6,682)
    working capital
------------------------------------------------------------------------------------
Net cash provided by                       535      (1,770)        2,316      (3,306)
(used in) operations
------------------------------------------------------------------------------------
Cash flows from (used in)
investing activities
  Capital expenditures                 (10,874)       2,931      (30,535)     (5,830)
  Business acquisitions                   (181)      (2,861)      (7,153)      7,908
  Other assets                            (520)         (42)      (1,383)      3,247
------------------------------------------------------------------------------------
Net investment activities              (11,575)          28      (39,071)      5,325
------------------------------------------------------------------------------------
Cash flows from (used in)
financing activities
  Stock issues                              98          347         328        1,134
  Notes payable                             --          (70)         --          919
------------------------------------------------------------------------------------
Net financing activities                    98          277         328        2,053
------------------------------------------------------------------------------------
Increase (decrease) in cash            (10,942)      (1,465)    (36,427)       4,072
Cash, beginning of period               29,684       31,707      55,169       26,170
------------------------------------------------------------------------------------
Cash, end of period                   $ 18,742      $30,242    $ 18,742      $30,242
====================================================================================

GLAMIS GOLD LTD.

          Notes to Unaudited Interim Consolidated Financial Statements
            (tables expressed in thousands of United States dollars)
                      Nine months ended September 30, 2000

1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheets and consolidated statements of operations, retained earnings (deficit) and cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the "Company") as of September 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999.

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

2.  BUSINESS ACQUISITIONS

a.  Rayrock Resources Inc.

In March 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. ("Rayrock"), an Ontario corporation. The Company issued 29,277,820 common shares and paid Cdn.$52,883,007 (approximately U.S. $35.0 million) in connection with the acquisition. The acquisition was accounted for as a purchase and accordingly the 1999 comparative financial information herein reflects the consolidated position of the Company, including Rayrock, as at September 30, 1999 but only includes the operating results and cash flows of the acquired operations for the seven months March through September 1999.

b.  Cambior de Mexico S.A. de C.V.

Effective May 9, 2000, the Company acquired 100% of the issued and outstanding shares of Cambior de Mexico S.A. de C.V. ("Cambior de Mexico") from Cambior Inc. for $7.2 million in cash. The Company also acquired a crushing system from Cambior for an additional $2.5 million in cash that was intended for use at the Cerro San Pedro Project. Other cash transaction costs associated with this acquisition totaled $0.3 million. In addition, in consideration for advisory services rendered to the Company in connection with the acquisition, the Company granted to its investment advisor warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of U.S. $2.00 per share. The warrants are exercisable at any time until June 25, 2003, but are not transferable prior to June 26, 2001. Cambior de Mexico has subsequently been renamed Glamis de Mexico S.A. de C.V. ("Glamis de Mexico"). Glamis de Mexico has interests in a number of mineral properties in Mexico, the most advanced of which is the Cerro San Pedro Project in San Luis Potosi state.

3.  OTHER CURRENT ASSETS

Included in other current assets are the following inventories:

                                       (in thousands of dollars)
                                     September 30,    December 31,
                                              2000            1999
                                     -----------------------------
Finished goods                              $4,052          $4,411

Work-in-progress                             7,979           6,754

Supplies and spare parts                     1,001           1,017
                                     -----------------------------
                                           $13,032         $12,182
                                           =======         =======


4.  SHARE CAPITAL


                                    Nine months ended               Nine months ended
                                   September 30, 2000              September 30, 1999
------------------------------------------------------------------------------------------
                                 # OF SHARES     AMOUNT (IN       # of Shares   Amount (in
                                                      000'S)                        000's)
------------------------------------------------------------------------------------------
Issued and fully paid:
Balance at beginning of period    69,864,832     $158,717          38,860,612     $109,587

Issued during the period:

For cash consideration
under the terms of
Directors' and Employee's            232,550          328           1,012,200        1,133
stock options

Issued upon acquisition of
  Rayrock (see note 2)                    --           --          29,277,820       46,919

Balance at end of period          70,097,382     $159,045          69,150,632     $157,639
                                  ==========     ========          ==========     ========

5.  SEGMENT REPORTING
    As at September 30, 2000 and for the nine months ended September 30, 2000 (in thousands of dollars)

(a) Operating segments:

                                                         Exploration and
                                     Producing Mines       Development
                                     Gold       Copper      Properties     Corporate     Total
------------------------------------------------------------------------------------------------
2000
Revenue                            $45,812          --       $     0       $     0     $ 45,812
Earnings (loss) from operations     (6,476)         --        (1,612)       (4,378)     (12,466)
Net earnings (loss)                 (7,460)         --        (1,612)       (2,077)     (11,149)
Identifiable assets                 47,209          --        86,024        23,482      156,715

1999
Revenue                            $31,293     $ 6,912       $   222       $     0     $ 38,427
Earnings (loss) from operations     (2,085)     (4,371)         (849)       (4,614)     (11,919)
Net earnings (loss)                   (773)     (4,382)         (849)       (2,960)      (8,964)
Identifiable assets                 70,177      28,184        41,188        36,431      175,980



(b) Geographic Information:

                                    North America    Central & South America          Total
-------------------------------------------------------------------------------------------
2000
Revenue                                  $ 45,812                    $     0       $ 45,812
Earnings (loss) from operations           (11,502)                      (964)       (12,466)
Net earnings (loss)                       (10,185)                      (964)       (11,149)
Identifiable assets                        95,595                     61,120        156,715

1999
Revenue                                  $ 31,515                    $ 6,912       $ 38,427
Earnings (loss) from operations            (7,374)                    (4,545)       (11,919)
Identifiable assets                       121,013                     54,967        175,980



6.  INCOME TAXES

Effective January 1, 2000, the Canadian Institute of Chartered Accountants changed the accounting standard relating to the accounting for income taxes. The Company has adopted the new income tax accounting standard retroactively, without restating the financial statements of any prior periods. As a result, the Company has recorded an increase to plant and equipment and mine development costs of $4.8 million to reflect the remaining net of tax adjustment on prior years' purchase business combinations, and an increase to the future tax liability, formerly the deferred tax liability, of $4.8 million as at January 1, 2000. As the mineral properties to which these adjustments relate are not yet in production and accordingly, have not yet commenced being depleted, applying the new income tax accounting standard had no effect on loss from operations in the nine months ended September 30, 2000 as compared to that determined by applying the previous standard.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these interim consolidated financial statements under Canadian and United States generally accepted accounting principles is substantially the same except for accounting for investments in equity securities, development of mineral properties and accounting for hedging transactions. However, these differences have no material effect on the amounts presented in the consolidated financial statements as at September 30, 2000 or December 31, 1999, or for the three months and nine months ended September 30, 2000 or 1999.


ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The Company produced a total of 160,433 ounces of gold in the nine months ended September 30, 2000 compared to 110,582 ounces of gold in the same period of 1999. Despite disappointing cash costs at the Dee and Marigold mines, the Company's total cash cost of production continued to improve to $231 per ounce of gold for the nine months ended September 30, 2000 compared to the $233 total cash cost per ounce recorded in the first nine months of 1999.

Production for the third quarter 2000 also increased over the comparable quarter of 1999. 52,670 ounces of gold were produced in the third quarter of 2000 compared to 41,574 ounces of gold produced in the third quarter of 1999. Unfortunately, the total cash cost per ounce rose to $240 in the third quarter of 2000 from $207 in the third quarter of 1999. The rise in the total cash cost per ounce at Marigold to $325 per ounce of gold for the period (compared to $180 for the third quarter of 1999) was the single largest factor in the increase. Cash costs were adversely affected by lower than expected ore deliveries to the pad. The third quarter this year was also negatively impacted due to clean-up efforts relating to a pit-wall failure in one of the operating areas. The clean-up was completed late in the third quarter and full production was resumed.

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

As noted previously, the comparative financial statements of the Company reflect the acquisition of Rayrock effective March 1999. Accordingly, the Company's consolidated balance sheet included the assets and liabilities of Rayrock as at December 31, 1999 and September 30, 2000. However, the Company's statement of operations and cash flows for 1999 reflects a complete nine months for the Glamis operations, but only seven months (March-September 1999) of the former Rayrock operations. Certain information provided below is not reflected in the financial statements, but is provided to inform readers of the performance of the various properties both prior to and subsequent to the acquisition date.

The Company reported a loss for the first nine months of 2000 of $11.1 million ($0.16 per share) compared to a loss of $9.0 million ($0.14 per share) in the first nine months of 1999. The loss in 2000 includes a $4.3 million provision in the third quarter for the closure of the Dee Mine at the end of 2000. The loss in 1999 included a restructuring charge of $0.9 million related to the Rayrock acquisition. The relative improvement in performance in 2000 compared to 1999 is attributable to increased production and profits at the Rand Mine ($2.4 million operating earnings in the first nine months of 2000 compared to a loss of $1.7 million in the first nine months of 1999). Rand's performance was offset by a $3.6 million operating loss at the Dee Mine (in addition to the $4.3 million write-off noted above). Dee generated a small profit ($46,000) for the nine months ended September 30, 1999. The 66.7%-owned Marigold Mine generated a loss of $0.7 million in the first three quarters of 2000 versus a $0.3 million loss in 1999. The 1999 results were also negatively impacted by the performance of the Ivan copper mine, which generated a $4.4 million loss during the period March through September 1999 but which was sold in October 1999. General and administrative expense increased slightly (by $0.5 million for the first nine months of 2000) due to slightly increased staff costs and significant expenditures for tax and accounting work. The 1999 general and administrative expense contained $0.9 million in restructuring charges. Interest and other income decreased $0.5 million compared to the first nine months of 1999 as the Company utilized its cash balances for development of the San Martin Mine and acquisition and development of the Glamis de Mexico properties.

The net loss for the three months ended September 30, 2000 was $7.6 million compared to a loss of $3.0 million for the third quarter of 1999. The third quarter results in 2000 include the $4.3 million write-off at the Dee Mine. The 1999 results for the same period include $1.3 million in losses from the Ivan mine in October 1999 as well as a restructuring charge of $0.9 million included in general and administrative expense. Excluding these items, the difference in losses from operations between the third quarter of 2000 and the same period in 1999 is $2.3 million. This difference is directly attributable to increased losses at Dee ($0.7 million loss in 2000 compared to a loss of $0.1 million in 1999), increased losses at Marigold ($0.9 million in 2000 compared to a profit of $0.1 million in 1999), increased exploration expenditures ($0.1 million in 1999, $0.8 million in 2000), and a decline in revenues of $1.0 million as the realized price of gold decreased $21 per ounce. These losses were partially offset by $0.4 million profits contributed by the Rand mine during the third quarter of 2000 compared to losses of $0.7 million during the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $26.2 million at September 30, 2000, a decrease of $35.4 million from December 31, 1999. This is primarily a result of capital expenditures incurred in the construction of San Martin and the acquisition and development of the Glamis de Mexico properties, notably the Cerro San Pedro project. Long-term liabilities, consisting of future reclamation obligations and future income taxes, were $22.5 million at September 30, 2000, compared to $17.9 million at December 31,1999. The increase is due almost entirely to the change in the future tax liability balance (formerly deferred taxes) as discussed in note 6 of the notes to the consolidated financial statements. The Company continues to have no long-term debt.

Capital expenditures for the third quarter of 2000 were $10.9 million ($38.0 million for the first nine months of the year). The major expenditures were $9.7 million spent for the construction at the San Martin Mine and $1.0 million for the development of the Cerro San Pedro project. The Company continues to fund all capital expenditures from working capital and believes it will have sufficient available resources to meet all currently planned capital needs.

During the first nine months of 2000 the Company's cash provided from operations was $2.3 million compared to $3.3 million in cash used in operations during the first nine months of 1999. The Company's gold operations provided $6.2 million during the first nine months of 2000 compared to $4.6 million in 1999. The Ivan copper mine represented a use of cash of $2.5 million during the period March through September 1999.

Cash flow from operations during the third quarter of 2000 was $0.5 million compared to a use of cash of $1.8 million during the same period in 1999. Cash flow from the gold operations was virtually the same ($0.5 million in 2000, $0.4 million in 1999). The difference was a result of a net positive change across all non-cash working capital accounts. Comparative production highlights of the first three quarters of 2000 and 1999 respectively are as follows:

PRODUCTION/REVENUE DATA


                                                           GLAMIS GOLD LTD.

                                           Three months ended                 Nine months ended
                                      ------------------------------    ------------------------------
                                      SEPTEMBER 30,    September 30,    SEPTEMBER 30,    September 30,
                                               2000             1999             2000          1999(1)
                                      -------------    -------------    -------------    -------------
Gold ounces produced                     52,670          41,574          160,433         110,582
Average revenue per ounce                  $279            $300             $286            $285
Average Market price per ounce             $276            $259             $282            $273
Total cash cost per ounce                  $240            $207             $231            $233
Total cost per ounce                       $306            $287             $293            $307

(1) Includes the results of the Nevada properties' operations for seven months only March - September 1999.

OPERATIONS REVIEW

MINE PRODUCTION

Note: The Marigold, Dee and Daisy properties were acquired in March 1999 as part of the Company's acquisition of Rayrock (see note 2 (a)).


                        THREE MONTHS ENDED                      Three months ended
                   ---------------------------------     ---------------------------------
                     SEPTEMBER 30,     SEPTEMBER 30,       September 30,     September 30,
                              2000              2000                1999              1999
                   TOTAL CASH COST       GOLD OUNCES     Total cash cost       Gold ounces
MINE                 OF PRODUCTION          PRODUCED       of production          produced
--------------     ---------------     -------------     ---------------     -------------

Picacho                   --                  --              $135               1,797
Rand                    $182              25,629              $251              11,874
Marigold (1)            $325               8,189              $180               9,681
Daisy                   $352               1,142              $120               9,762
Dee                     $279              17,710              $292               8,460

                         NINE MONTHS ENDED                       Nine months ended
                   ---------------------------------     ---------------------------------
                     SEPTEMBER 30,     SEPTEMBER 30,       September 30,     September 30,
                              2000              2000                1999              1999
                   TOTAL CASH COST       GOLD OUNCES     Total cash cost       Gold ounces
MINE                 OF PRODUCTION          PRODUCED       of production          produced
--------------     ---------------     -------------     ---------------     -------------

Picacho                $200                  389              $173                5,497
Rand                   $170               74,396              $248               39,149
Marigold (2)           $252               31,695              $224               35,208
Daisy (2)              $210                8,241              $204               20,778
Dee (2)                $321               45,712              $253               30,321

(1)  Marigold is 66.7% owned by the Company.

(2) The Company's share of this production (March - September 1999) totals 23,651 ounces from Marigold, 18,420 ounces from Daisy and 23,031 ounces from Dee; total cash costs are based on March - September 1999 only.


RAND MINE, CALIFORNIA

The Rand Mine produced 25,629 ounces during the third quarter 2000 bringing total production to 74,396 ounces of gold for the nine months ended September 30, 2000. This compares to 11,874 ounces produced during the third quarter of 1999 and 39,149 ounces produced for the nine months ended September 30, 1999. Due to increased production in 2000, Rand's total cash cost per ounce of gold has dropped to $170 per ounce of gold for the nine months ended September 30, 2000 from $248 per ounce of gold in the same period in 1999. However, higher fuel and electricity costs continue to adversely impact operating costs with results for the third quarter 2000 showing increased cash costs of $182 per ounce of gold.


MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine produced 31,695 ounces of gold for the Company's account during the first three quarters of 2000 and 8,189 ounces of gold during the third quarter 2000. Cash costs continue to be materially and adversely affected by lower than expected ore deliveries to the pad. The third quarter was also negatively impacted due to clean-up efforts relating to a pit-wall failure in one of the operating areas. The clean-up was completed late in the third quarter and full production was resumed.


DEE MINE, NEVADA

The Dee Mine produced 17,710 ounces of gold during the third quarter of 2000 at a total cash cost per ounce of $279. Due to continued high costs, the Company announced plans to discontinue operations by the end of 2000 at the Dee Mine. Low ore grades and depressed gold prices made sustained operations impractical. The Company has taken a third quarter charge of $4.3 million to account for the closure of the Dee Mine. Reclamation and remediation activities will continue into 2001.


DAISY MINE, NEVADA

Daisy's production for the first nine months of 2000 was 8,241 ounces of gold, but only 1,142 ounces were produced during the third quarter. Reclamation work in the mine pits and waste dumps is expected to be completed in the fourth quarter of this year.


PICACHO MINE, CALIFORNIA

Reclamation continues as well as final gold production. No ounces were produced in the second or third quarter of 2000 and only 389 ounces of gold were produced in the first quarter of 2000. It is anticipated that Picacho will produce a small number of ounces of gold in the fourth quarter of 2000, as reclamation is completed.


SAN MARTIN PROJECT, HONDURAS

Construction and mine development activities are on schedule. Stacking of ore on the leach pad commenced late in the third quarter. To date, 450,737 tons of run-of-mine ore, with an average grade of 0.024 ounces of gold per ton have been mined and stacked. Recovery of gold from the stacked ore is expected during the fourth quarter.


IMPERIAL PROJECT, CALIFORNIA

On November 1, 2000 the Company's lawsuit against the Department of Interior and Bureau of Land Management concerning the Imperial Project was dismissed by the U.S. District Court for the Southern District of California. This suit was brought in April and challenged a Department of Interior Solicitor's Opinion that substantially modified the rules applicable to BLM's consideration of the Company's Imperial Project permit application. The Court decided that the suit was premature and that the Company must await the completion of final agency action on the Imperial permit application. The

Company currently expects a final decision by the BLM by mid-November and the Company believes that the BLM will deny the Imperial permit application. The dismissal of the earlier lawsuit will have no impact on Glamis' right and ability to appeal a negative BLM decision, which the Company would vigorously pursue. The Company cannot predict whether it will ultimately be successful in the litigation.


CERRO BLANCO PROJECT, GUATEMALA

Exploration drilling and project assessment continues at Cerro Blanco. The February 2000 study has been updated with this year's drilling results. The preliminary analysis indicates the mine would produce approximately 180,000 ounces of gold per year over an 8 year mine life. The Company plans to continue investigating ways to improve the economics of this project during 2001, including conducting additional drilling, as well as optimizing and refining capital and operating costs.


GLAMIS DE MEXICO, MEXICO

Glamis de Mexico has interests in several exploration and development properties in Mexico. The most advanced of these, the Cerro San Pedro Project in San Luis Potosi state has received its exploitation permit. Glamis de Mexico can earn a 50% interest in this project by spending approximately $4.0 million by the end of 2000 of which $1.3 million had been spent as at September 30, 2000. The Company estimates that the project contains approximately 700,000 ounces of gold and 15,000,000 ounces of silver. The Company is preparing an updated feasibility study which is scheduled to be presented to the Board of during the fourth quarter of 2000.


EXPLORATION ACTIVITIES

Exploration expense was $0.8 million for the third quarter of 2000 and $2.5 million for the nine months ended September 30, 2000. These expenditures were spent primarily on exploration at or near the Company's Nevada operations, as well as certain exploration properties in Central and South America primarily in Honduras and Guatemala. The Company intends to spend approximately $3.0 million on exploration during 2000.


OTHER MATTERS

The Company completed its in-house compliance and supplier assessment of the Year 2000 issue in the fourth quarter of 1999. Limited Year 2000-specific costs were incurred by the Company. Hardware and software upgrades were planned based on business requirements; expenditures were not significant. As of November 9, 2000, no operational disruptions related to any Year 2000 systems problems have been noted.

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

The table below sets forth the positions of the Company at September 30, 2000 and December 31, 1999. Fair values are estimated based on market quotations of the variables based on expected maturity date.


                                             Positions as at September 30, 2000
                               (in thousands of U.S. dollars, except for per ounce amounts)
                     --------------------------------------------------------------------------------
                       Assets:        Derivatives:      Gold Put          Gold Call         Gold Call
                     Short-term       Gold Forward       Options           Options           Options
                     Investments         Sales          Purchased            Sold           Purchased
                     -----------      ------------      ---------         ---------         ---------

Maturity 2000
  Investments          $18,002                --              --                --              --
  Ounces                    --            13,500           9,000             3,000              --
  Average
  price per ounce           --              $283            $275              $280              --
  Fair Market
  Value                $18,002               $90           -Nil-             -Nil-              --

Maturity 2001
  Investments               --                --              --                --              --
  Ounces                    --                --              --            60,000              --
  Average
  price per ounce           --                --              --              $295              --
  Fair Market
  Value                     --                --              --             -Nil-              --


                                          Positions as at December 31, 1999
                              (in thousands of U.S. dollars, except for per ounce amounts)
                     --------------------------------------------------------------------------------
                       Assets:        Derivatives:      Gold Put          Gold Call         Gold Call
                     Short-term       Gold Forward       Options           Options           Options
                     Investments         Sales          Purchased            Sold           Purchased
                     -----------      ------------      ---------         ---------         ---------
Maturity 2000
  Investments          $46,252              --              --                 --              --
  Ounces                    --          65,000          36,000             19,000              --
  Average
  price per ounce           --            $288            $275               $275            --
  Fair Market
  Value                $46,252           $(552)            Nil              $(417)             --

Maturity 2001
  Investments               --              --              --                 --              --
  Ounces                    --              --              --             60,000              --
  Average
  price per ounce           --              --              --               $295              --
  Fair Market
  Value                     --              --              --              $(824)             --


                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS:

        (1) On November 1, 2000 the Company's lawsuit against the Department of Interior and Bureau of Land Management concerning the Imperial Project was dismissed by the U.S. District Court for the Southern District of California. This suit was brought in April and challenged a Department of Interior Solicitor's Opinion that substantially modified the rules applicable to BLM's consideration of the Company's Imperial Project permit application. The Court decided that the suit was premature and that the Company must await the completion of final agency action on the Imperial permit application. The Company currently expects a final decision by the BLM by mid-November and the Company believes that the BLM will deny the Imperial permit application. The dismissal of the earlier lawsuit will have no impact on Glamis' right and ability to appeal a negative BLM decision, which the Company would vigorously pursue. The Company cannot predict whether it will ultimately be successful in the litigation.

        (2) On June 16, 2000 the Company was served with a lawsuit commenced by American Mine Services, Inc. ("AMS") in the Nevada State District Court in Elko, Nevada. The suit involved a contract between a subsidiary of the Company and AMS for underground contract mining at the Dee Mine that was terminated by the Company for non-performance in November 1999. On October 15, 2000 the suit was dismissed. The Company cannot predict whether AMS will attempt to refile the suit, or if refiled, what will be the ultimate outcome.


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



                                            GLAMIS GOLD LTD.
                                            ---------------
                                              (registrant)


Date: November 10, 2000             "signed"
                                    ------------------------------
                                    CHERYL S. MAHER
                                    Chief Financial Officer & Treasurer
                                    (Principal Accounting and Financial Officer)