Form 10-K405
period 2000-12-31
GLAMIS GOLD LTD
filed 2001-03-12
CIK 782819

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

Commission file number              0-31986          (82-689)
                       --------------------------------------------------------

                                GLAMIS GOLD LTD.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   British Columbia, Canada                                None.
-------------------------------------------------------------------------------
(Jurisdiction of incorporation                (IRS Employer Identification No.
        or organization)

               5190 Neil Road, Suite 310, Reno, Nevada, USA 89502
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number: (775) 827- 4600

Securities registered or to be registered pursuant to Section 12(b) of the Act.

                                                   Name of Each Exchange
Title of Class                                     On Which Registered
--------------                                     ----------------------

Common Shares Without Par Value                    New York Stock Exchange, Inc.
                                                   The Toronto Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act. None
----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting securities held by non-affiliates of the registrant (based on the closing sale price of the common shares of $1.70 on March 6, 2001, as reported by the New York Stock Exchange, Inc.) was $120.1 million.

As of March 6, 2001 the Registrant had 70,627,882 common shares outstanding.

                                    1 of 94

                        Exhibit Index Appears on Page 87

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS ON MAY 3, 2001, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR, ARE INCORPORATED HEREIN BY REFERENCE IN PART III HEREOF.

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

                               COPIES OF FORM 10-K

A copy of this Form 10-K, including the financial statements and schedules hereto, can be obtained, without charge, by sending a written request to the Vice President, Investor Relations, at:

                                Glamis Gold Ltd.,
                            5190 Neil Road, Suite 310
                                  Reno, Nevada
                                    USA 89502

                               TABLE OF CONTENTS


GLOSSARY..........................................  4

ITEM 1 - BUSINESS - Introduction..................  6
    Summary of Business...........................  7
    Operating Summary.............................  9
    Summary of Reserves & Other Mineralization ... 11
    Executive Officers of the Company............. 22

ITEM 2 - PROPERTIES............................... 23
    Producing Properties.......................... 23
    Non-Producing Properties.......................30

ITEM 3 - LEGAL PROCEEDINGS........................ 33

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
    SECURITY HOLDERS.............................. 33

ITEM 5 - MARKET INFORMATION AND RELATED
    SHAREHOLDER MATTERS........................... 34

ITEM 6 - SELECTED FINANCIAL INFORMATION........... 40

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS................................. 41
    Results of Operations for 2000, 1999 & 1998... 43
    Liquidity and Capital Resources............... 47
    Capital Expenditures.......................... 49
    Environmental, Regulatory, and Other
    Risk Factors.................................. 49

ITEM 7A - QUALITATIVE AND QUANTITATIVE
    DISCLOSURES ABOUT MARKET RISK................. 51

ITEM 8 - FINANCIAL STATEMENTS AND
    SUPPLEMENTARY DATA...........................  52
    Index to Financial Statements................  52

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE.........................  86

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF
    THE COMPANY..................................  86

ITEM 11 - EXECUTIVE COMPENSATION.................. 87

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    OWNERS AND MANAGEMENT........................  87

ITEM 13 - CERTAIN RELATIONSHIPS AND
    RELATED TRANSACTIONS.........................  87

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    AND REPORTS ON FORM 8-K....................... 87


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

PROBABLE RESERVES:(1)         Reserves for which quantity and grade and/or
                              quality are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

PROVEN RESERVES:(1)           The material for which tonnage is computed from
                              dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of detailed sampling, and for which sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that the size, shape, depth and mineral content of the reserve are well established.

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

(1) The definitions of proven and probable reserves are set forth in SEC Industry Guide 7, which contains the definitions and parameters of disclosure for issuers engaged in significant mining operations. A reader in Canada should be aware that the definition standards enunciated in SEC Industry Guide 7 differ in certain respects from those set forth in National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian securities regulators.

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

The Company's principal and executive offices are located at 5190 Neil Road, Suite 310, Reno, Nevada, USA 89502. The Company's registered address is 1500-1055 West Georgia St., P.O. Box 11117, Vancouver, British Columbia, Canada V6E 4N7.

The Company acquired all of the issued and outstanding shares of Mar-West Resources Ltd. ("Mar-West") on October 19, 1998. Mar-West was a Canadian public corporation engaged in exploration that held mineral properties located primarily in Central America. Mar-West became a wholly-owned subsidiary of the Company upon completion of the transaction and has since been merged into the Company and therefore no longer exists.

Effective February 26, 1999, the Company completed the acquisition of Rayrock Resources Inc. ("Rayrock"). This Canadian public corporation's primary assets were three producing gold mines in Nevada and an operating copper mine in Chile. Rayrock became a wholly-owned subsidiary of the Company upon completion of the transaction and has since been merged into the Company and therefore no longer exists.

Effective May 9, 2000 the Company acquired 100% of the issued and outstanding shares of Cambior de Mexico S.A. de C.V. ("Cambior de Mexico") from Cambior Inc. for $7.2 million in cash. The Company also acquired a crushing system from Cambior Inc. for an additional $2.5 million in cash that was intended for use at the Cerro San Pedro Project. Other cash transaction costs associated with this acquisition totaled $0.3 million. In addition, in consideration for advisory services rendered to the Company in connection with the acquisition, the Company granted to its investment advisor warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable at any time until June 25, 2003, but are not transferable prior to June 26, 2001. Cambior de Mexico was subsequently renamed Glamis de Mexico S.A. de C.V. ("Glamis de Mexico"). Glamis de Mexico has interests in a number of mineral properties in Mexico, the most advanced of which is the Cerro San Pedro Project in San Luis Potosi State.

The Company's operations are conducted through its wholly-owned Nevada subsidiary Glamis Gold, Inc. and Glamis Gold, Inc.'s wholly-owned subsidiaries:
Chemgold, Inc., a California corporation, Glamis Rand Mining Company, Glamis Marigold Mining Company, Glamis Exploration, Inc., and Glamis Imperial Corporation, each Nevada corporations; Glamis de Mexico S.A. de C.V., a Mexican corporation; and Minerales Entre-Mares Honduras S.A., a Honduran corporation.

In this Report, unless the context indicates otherwise, the term the "Company" refers to the Company together with all of its subsidiaries.

SUMMARY OF BUSINESS

The Company is engaged in exploration, mine development, and the mining and extraction of precious metals. The primary mining method used is open-pit mining with heap leach extraction. The Company initiated heap leaching in California in 1981 and considers itself a leader in the use of this process. See Item 1, "Business Operating Summary - Processing," for a description of the heap leaching process.

In 2000, the Company produced gold from two mines located in California, three mines located in Nevada and realized the first production from the new San Martin Mine in Honduras. See Item 2 - "Properties" - for a description of the mines and processing facilities.

The Company has two other properties in development. The most advanced of these, the Cerro San Pedro Project in San Luis Potosi State, Mexico has received its exploitation permit. Glamis de Mexico has earned a 50% interest in this gold/silver project, and is the operator of the work program. The Company estimates that the project contains proven and probable reserves of approximately 1.56 million gold equivalent ounces. The Company also holds a 100% interest in a property located in Imperial County, California (the "Imperial Project") which may be available for future mining activities. See Item 2 - "Properties - Non-Producing Properties" for a description of these projects.

The Company's approach to the acquisition of mining properties has generally been to review undeveloped precious metal properties that others have explored in sufficient detail to demonstrate that the properties have significant potential gold mineralization or to review companies which own such properties. In 1998, a strategic plan was adopted to seek out growth opportunities which take advantage of lower acquisition costs available as a result of the lower gold price and weak junior share market conditions. To that end, the Company completed the acquisition of Mar-West in October 1998, the acquisition of Rayrock in February 1999, and in May 2000, the acquisition of Cambior de Mexico. Since these transactions, the Company has also been engaged in early-stage exploration in Nevada and Central America.

Based on the ounces of gold contained in the proven and probable reserves as at December 31, 2000 on the properties in which the Company has an interest, and the Company's ownership interests and rights in such properties, the Company estimates its proven and probable gold reserves to be approximately 2.76 million contained ounces. For a more detailed description of the reserves see "Summary of Reserves and Other Mineralization - Proven and Probable Mineable Reserves".

OTHER INFORMATION

The Company's mining operations are subject to the normal risks of mining, and its profits are subject to changes in the price of gold, which fluctuates widely, as well as other numerous factors beyond the Company's control.

The imposition of a gross royalty on all production from federal lands in the United States, which has been proposed in the past, if enacted, would adversely affect the profitability of the operations of the Rand and Marigold, mines and, assuming commencement of production, the Imperial Project.

The Company's mining operations are subject to health, safety and environmental legislation and regulations, changes in which could cause additional expenses, capital expenditures, restrictions and delays in the Company's activities, the extent of which cannot be predicted. Certain of the Company's properties have not been surveyed and therefore in accordance with the laws of the jurisdiction in which the properties are located, their existence and area could be in doubt. In addition to the United States, the Company now has interests in Mexico, Honduras, Guatemala, El Salvador and Panama that may be affected by changes in the political and economic environment in these countries. For a more detailed description, see "Other Considerations."

SEGMENT INFORMATION

Information regarding operating segments (producing mines, exploration and development properties, and corporate) and geographic information (North America and Central and South America) is found in Note 14 of the consolidated financial statements which form part of this report.

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

OPERATING SUMMARY

GOLD PRODUCTION

The following table describes, for the fiscal years ended December 31, 2000, 1999, and 1998, gold production from the Company's mining operations.

                                 GOLD PRODUCTION

------------------------------------------------------------------------------------------------------------------
MINE                                                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                       2000                        1999                       1998
                                       ---------------------     -----------------------      --------------------
Picacho                                               1,432                        6,684                    16,275
Rand                                                 99,936                       70,978                    87,015
Daisy(1)                                              8,740                       28,302                       n/a
Dee(1)                                               61,065                       31,154                       n/a
Marigold (66.7%)(1)                                  43,655                       37,942                       n/a
San Martin                                            3,562                          ---                       ---
Cieneguita Project                                      ---                          834                     2,823
                                       ---------------------     -----------------------      --------------------
Total Production                                     218,390                     175,894                   106,113
                                       =====================     =======================      ====================

(1) The Company's share of production is for the ownership period from March 1, 1999.

TOTAL CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

The following table describes for the years ended December 31, 2000, 1999, and 1998 the total cash cost of production related to the Company's mining operations. Total cash cost of production includes mining, processing, direct mine overhead costs, local production taxes and royalties, and excludes selling, general and administrative costs at the corporate level, depreciation and depletion and end-of-mine reclamation accruals. Costs of production and revenues from the first production at the San Martin Mine have been credited back to mine development costs.

            TOTAL CASH COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

----------------------------------------------------------------------------------------------------------------

MINE                                                            YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                                      2000                       1999                       1998
                                     ---------------------     -----------------------      --------------------
Picacho                                               $254                        $172                      $147
Rand                                                   176                         210                       228
Daisy (1)                                              208                         195                       n/a
Dee (1)                                                287                         273                       n/a
Marigold (1)                                           240                         218                       n/a
                                     ---------------------     -----------------------      --------------------
Average For All Mines                                 $222                        $219                      $215
                                    ======================     ========================     ====================

(1) Costs for Daisy, Dee and Marigold Mines are for the periods beginning after March 1, 1999.

Total cost of production includes the total cash costs of production as defined above and includes depreciation, depletion and end-of-mine reclamation accruals.

               TOTAL COST OF PRODUCTION PER OUNCE OF GOLD PRODUCED

-------------------------------------------------------------------------------------------------------------------

MINE                                                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                      2000                         1999                        1998
                                    ----------------------     ------------------------       ---------------------
Picacho                                               $275                         $282                        $243
Rand                                                   251                          299                         317
Daisy(1)                                               299                          312                         n/a
Dee(1)                                                 346                          315                         n/a
Marigold(1)                                            290                          268                         n/a
                                    ----------------------     ------------------------       ---------------------
Average For All Mines                                 $288                         $297                        $305
                                    ======================     ========================       =====================

(1) Costs for Daisy, Dee and Marigold Mines are for the periods beginning after March 1, 1999.

SUMMARY OF RESERVES AND OTHER MINERALIZATION

PROVEN AND PROBABLE MINEABLE RESERVES

The following tables describe the Company's proven and probable mineable reserves as at December 31, 2000, 1999, and 1998. Mineable reserves do not reflect losses in the heap leaching or milling process, but do include allowance for dilution of ore in the mining process. Proven and probable mineable reserves as at December 31, 2000 for all properties were calculated based on a gold price of $275 per ounce. For December 31, 1999 and 1998 reserves for all properties were calculated based on a gold price of $300 per ounce. The ounces of gold which will actually be recovered from these reserves will depend on actual gold grades encountered and recovery rates.

Reference should be made to the Glossary on page 4 for a description of terms used herein.

                    PROVEN AND PROBABLE MINEABLE RESERVES (1)

                                                 AS AT ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------
                                     TONS                                              CONTAINED
MINE OR PROJECT               PROVEN & PROBABLE            GOLD GRADE (OZ/T)        OUNCES OF GOLD
                                                               (AVERAGE)
                             --------------------         -------------------    --------------------
Rand Mine                              11,393,000                       0.020                 232,700
San Martin Mine                        41,948,700                       0.025               1,035,600
Marigold (66.7%)                       20,173,900                       0.035                 709,600
Cerro San Pedro Project
(50%)*                                 27,134,600                       0.029                 781,000
                             --------------------         -------------------    --------------------
Combined(1)                           100,650,200                       0.027               2,758,900
                             ====================         ===================    ====================

* Cerro San Pedro expressed in gold equivalent ounces at $275 gold and $5.00 silver.

                                                AS AT ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------
                                     TONS                                              CONTAINED
MINE OR PROJECT               PROVEN & PROBABLE            GOLD GRADE (OZ/T)        OUNCES OF GOLD
                                                               (AVERAGE)
                             --------------------         -------------------    --------------------
Rand Mine                              25,922,000                       0.022                 560,600
Dee Mine                                1,403,900                       0.157                 220,815
Marigold Mine (66.7%)                  12,727,300                       0.032                 408,900
San Martin Project                     43,289,400                       0.025               1,082,900
Imperial Project                       88,053,400                       0.017               1,468,629
                             --------------------         -------------------    --------------------
Combined(1)                           171,396,000                       0.022               3,741,844
                             ====================         ===================    ====================

                                                AS AT ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------
                                     TONS                                              CONTAINED
MINE OR PROJECT               PROVEN & PROBABLE            GOLD GRADE (OZ/T)        OUNCES OF GOLD
                                                               (AVERAGE)
                             --------------------         -------------------    --------------------
Rand Mine                              33,373,000                       0.021                 710,000
San Martin Project                     23,039,500                       0.029                 605,000
Imperial Project                       92,449,000                       0.016               1,477,000
                             --------------------         -------------------    --------------------
Combined(1)                           148,861,500                       0.019               2,792,000
                             ====================         ===================    ====================

(1) With the exception of that portion of the Marigold reserves associated with the "Millennium project" for December 31, 2000, the proven and probable mineable reserves and contained ounces calculated therefrom as at December 31, 2000, 1999, and 1998 were determined by the Company and verified by Mine Reserves Associates, Inc., an entity which is not affiliated with the Company.

OTHER MINERALIZATION

In addition to the proven and probable mineable reserves described above, the Company has delineated certain other mineralization. Other mineralization has not been included in the proven and probable mineable reserve estimates because even though enough drilling has been performed to indicate a sufficient amount and grade to warrant further exploration or development expenditures, these resources have not been subjected to an economic feasibility analysis and therefore do not qualify as proven and probable reserves. The exception to this is the mineralization at Imperial which was reclassified from proven and probable mineable reserves based on the denial of the mining permits. Accordingly, they are not yet known to be commercially mineable ore bodies and cannot be considered such unless and until further drilling and metallurgical work have been conducted and economic and technical feasibility factors have been examined and favorably determined. Other mineralization has been calculated solely by the Company.

OTHER MINERALIZATION

                                                              AS AT DECEMBER 31,

                                      2000                        1999                           1998
-------------------------------------------------------------------------------------------------------------------
                              TONS       GOLD GRADE       TONS       GOLD GRADE          TONS          GOLD GRADE
MINE OR PROJECT           (IN MILLIONS)    (OZ/T)     (IN MILLIONS)    (OZ/T)        (IN MILLIONS)       (OZ/T)
------------------------- -------------  -----------  -------------------------    -------------------------------
                                           (average)                  (average)                          (average)
Rand Mine                         21.4         0.020         14.3         0.019              15.8            0.017
Marigold Mine (66.7%)             13.8         0.029          6.2         0.027               n/a              n/a
Dee Mine                           0.0           n/a         10.1         0.049               n/a              n/a
San Martin Project                 3.8         0.070          3.9         0.068               4.0            0.032
Imperial Project                 179.3         0.017          3.2         0.020               2.0            0.012
Cerro San Pedro Project
(50%)                             14.2          .017            -             -                 -                -
Cieneguita Project                   -             -            -             -               3.3            0.048
                           ============  ============  ===========  ============    ==============  ===============
Totals                           232.5         0.019         37.7         0.033              25.1            0.022
                           ============  ============  ===========  ============    ==============  ===============

EFFECTS OF MINING AND DEVELOPMENT DURING FISCAL 2000

The effects of mining and development at each of the Company's mines and projects during the period January 1, 2000 to December 31, 2000 are as follows:

         RAND MINE - During fiscal 2000, 8,462,755 tons of ore containing 169,255 ounces of gold were mined and placed on the heap leach pads at the Rand Mine and 99,936 ounces of gold were recovered. No ounces were added to reserves during 2000. Due to revaluation of the current reserves at $275 per ounce of gold, Rand's proven and probable mineable reserves were calculated to be approximately 232,700 at year end.

         MARIGOLD MINE - During fiscal 2000, 2,527,746 tons of ore containing 91,000 ounces of gold were mined and placed on the heap. 43,655 ounces of gold were produced for the Company's account. The Millennium Project exploration program added approximately 470,000 ounces of proven and probable reserves to the Company's account.

         DEE MINE - During fiscal 2000, 149,931 tons of ore containing 17,992 ounces of gold were mined from the surface and 320,164 tons containing 64,033 ounces were mined from the underground reserves. Total ounces recovered were 61,065. Mining was completed at the Dee Mine in November 2000. Ounces considered in proven probable and mineable reserves at December 31, 1999 were mined during 2000 or determined uneconomical as of the time of the write-down.

         SAN MARTIN PROJECT - During the start-up of the project in the fourth quarter 2000, 1,561,461 tons of ore grading 0.025 were mined and placed on the leach pad. The first shipment of 3,562 ounces of gold was made in December 2000.

         CERRO SAN PEDRO PROJECT - No further development drilling was done on the project subsequent to acquisition in May 2000. At December 31, 2000 the Company's 50% share of reserves stand at 27,134,600 tons grading
         0.029 of gold equivalent ounces.

         IMPERIAL PROJECT - During fiscal 2000, there was no development drilling. The reserves associated with this project have been removed from the proven and probable mineable category due to uncertainties in permitting.

EXPLORATION AND DEVELOPMENT EXPENDITURES

The following table lists the amount of expenditures incurred by the Company on exploration and mine development activities during the years ended December 31, 2000, 1999, and 1998.

                            EXPLORATION AND DEVELOPMENT EXPENDITURES
                                   (IN THOUSANDS OF DOLLARS)
                  MINE                                       YEAR ENDED DECEMBER 31,
------------------------------------------    -------------------------------------------------------
                                                         2000                1999               1998
                                              ----------------    ----------------    ---------------
Rand Mine                                               $ 861             $ 3,373              $ 946
Imperial Project                                          678                 821              1,184
San Martin Project                                     16,160               4,649                346
Marigold Mine                                           1,420               2,017                  -
Daisy Mine                                                  -                 435                  -
Dee Mine                                                  297               3,703                  -
Cerro San Pedro Project                                   989                   -                  -
Cerro Blanco Project, Guatemala                           521                 578                178
Panama Projects                                           144                 626                  -
Projects in the United States                             386                 988                 26
Other miscellaneous projects                              424                 519                  8
                                              ----------------    ----------------    ---------------
                                                      $21,880             $17,709             $2,688
                                              ================    ================    ===============

PRODUCTION METHODS

During 2000 the Company employed both open pit and underground mining methods at its operations. Open pit mining is used at all of the Company's mines with the Dee Mine also employing underground methods. The Dee Mine was closed at the end of 2000.

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

UNDERGROUND MINING

There were three different methods of underground mining utilized at the Dee mine, the choice being primarily dependent upon the size of the particular stope being mined. For small ore bodies, standard longitudinal stoping was used. Typically, the following steps were followed to remove an ore body.

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

For larger ore bodies, a slightly different approach is used, referred to as transverse stoping. First, an undercut drift is driven along the bottom of the ore pod, but along one edge, rather than down the center. This drift is referred to as the lateral access drift. Second, at intervals along the lateral access drift, a series of primary undercuts 90 degrees to the access drift are driven across the ore body. Third, these drifts are widened to the appropriate width and form the base of the primary vertical stopes that are mined out using vertical longhole drilling and blasting. Pillars are left between the primary stopes. When these primary stopes are mined out, they are backfilled with cemented fill, and the pillars, now secondary stopes, are mined.

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

Because of the nature of the ore at the most of the Company's operating mines, crushing of low-grade ores is not currently needed. As a result, the ore is taken from the pits and unloaded directly from trucks onto leach piles. Alkalinity of the ore is controlled by adding modifying reagents. The modifying reagents are used to increase the alkalinity of the ore, because the weak cyanide leaching solution used in the process is unstable in anything but an alkaline environment. Sprinklers or drippers are placed on top of the leach pile and the leaching solution is applied. At the San Martin Mine in Honduras, the ore is crushed and agglomerated with cement to improve leaching characteristics. A drum system is used to agglomerate the ore which is then transported by conveyor to the heap leach pad and stacked.

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

The gold-bearing solutions drain from the leach pile and are collected in a pregnant solution pond. From there, the solution is pumped through columns of granular, activated carbon and a gold-oxygen-cyanide complex is captured in the carbon pores. The leaching solution is then returned to the heap and utilized for further leaching. The carbon is removed and treated with a hot caustic or caustic-cyanide solution that releases the gold complex from the carbon. The solution is then passed through an electrowinning circuit where the gold is deposited on steel wool batts. The batts are removed and broken down into a sludge. At San Martin this sludge is shipped to a refinery for processing into gold bars. At the other operations, the sludge, or the steel wool plus gold, is smelted in a crucible and poured into a mold, forming a dore bar. The dore bars are sent to a refiner for further processing.

MILLING

The Dee gold mine employed a 1,200 ton per day milling process to recover gold from higher grade ores that cannot be effectively processed by heap leaching. Ore is first crushed in a two stage system that produces a coarse gravel sized product. This material is then subjected to two milling stages using ball mills and a rod mill which grind the ore into a slurry paste.

The slurry is pumped to agitation tanks where it is leached in the presence of cyanide and granular carbon. Gold and silver contained in the slurry are dissolved by the cyanide and adsorbed onto the carbon. The carbon is separated from the slurry using screens. The loaded carbon is then further treated for the removal of precious metals in the same manner as used in the heap leaching process.

The barren slurry (or tailings) is pumped to a lined tailings impoundment where remaining water is recycled to the mining process. As the mine is now closed, the tailings impoundment is being reclaimed.

OTHER CONSIDERATIONS

GOLD SALES

The dore produced by the Rand, Marigold, Daisy, and Dee mines and gold precipitates produced at the Picacho Mine and San Martin Mine are further refined by third parties before being sold as bullion (99.99% pure gold). The gold bullion is either sold at the spot price for delivery two days later or delivered against an existing forward sales or option contract to one of various precious metal merchants for delivery to the London, U.K. market. For more information on our hedging program see Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Hedging" and Item 7A - "Qualitative and Quantitative Disclosures About Market Risk".

The Company's profitability is strongly influenced by the price of gold which fluctuates widely and is affected by a number of factors outside of the Company's control, including expectations for inflation, levels of interest rates, demand for gold, producer supply, Central Bank gold sales policies, global or regional political and economic conditions and production expectations in major gold producing regions. The average London Bullion Market price for 2000 and 1999 was $279 per ounce as compared to $294 in 1998. The following table sets forth for the calendar years indicated the annual high and low gold prices per troy ounce on the London Bullion Market.

                       CALENDAR YEAR                              LONDON BULLION MARKET
                  ------------------------            -----------------------------------------------
                                                                      HIGH                       LOW
                                                      ---------------------    ----------------------
                           2000                                    $312.70                   $263.80
                           1999                                     326.25                    252.80
                           1998                                     312.90                    273.40
                           1997                                     366.55                    283.00
                           1996                                     414.80                    367.40
                           1995                                     396.95                    372.40
                           1994                                     396.25                    369.65
                           1993                                     406.60                    325.20
                           1992                                     359.60                    330.35
                           1991                                     403.70                    343.50

The London final price for gold on December 29, 1999 was $272.65 per ounce and on March 6, 2001 the London final fixing price was $261.85 per ounce.

ENVIRONMENTAL AND REGULATORY FACTORS

The United States mining operations of the Company are subject to extensive federal, state and local laws and regulations governing exploration development and production. In addition such mining operations are subject to inspection and regulation by the Mining, Safety and Health Administration of the Department of Labor under provisions of the Federal Mine Safety and Health Act of 1977, which is designed to ensure operational safety and employee health and safety. The United States government also regulates the environmental impact of the mining industry through a number of federal laws, including the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act of 1976 and the Federal Land Policy and Management Act of 1976. In addition to imposing air and water quality standards and other pollution controls, the most significant provisions of the above legislation deal with mineral land reclamation and waste discharges from mines, mills and further processing operations. The Company is also subject to extensive health and safety regulations at the state level, as well as state legislation and regulation with respect to the environmental impact of its mining operations in California and Nevada.

Compliance with such laws and regulations has increased the costs of planning, designing, drilling, developing, constructing, operating and closing mining operations. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or continue to operate a mine. (See the discussion at Item 2 - Properties - Imperial Project).

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

Heap leaching is done with a weak cyanide solution held within a closed circuit, which includes the leach pads and surface holding ponds. Due to the impervious qualities of the heap leach pad and the closed nature of the leaching system, the Company believes that its processing operations will not have a materially adverse effect on the environment. However there the Company cannot provide any assurance that a material adverse effect will not occur.

The Dee and Marigold Mines have tailings impoundments associated with milling facilities. The Marigold mill has been closed since early 1999. The #2 tailings impoundment at Dee, and the Cell A tailings impoundment at Marigold have known leakage as detected by monitoring wells. Local groundwater resources have not been affected and remediation efforts as approved by the Nevada Department of Environmental Protection are underway, with no additional measures anticipated to be needed in the future.

Though the Company believes that its mining operations are in material compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future however, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted.

During the years ended December 31, 2000, 1999, and 1998, the Company made no material capital expenditures with respect to environmental compliance except as required by permits for construction at its mining operations and for reclamation being carried out concurrently with mining operations. During the year ended December 31, 2000 the Company had 16 small reportable releases or spills (hydraulic oil and process solutions) at its operations. In all cases the appropriate authorities were notified and clean-up was undertaken immediately. Measures, including procedural changes and education, were taken to prevent re-occurrence of the incidents. No further action is expected with respect to any of the occurrences.

The Company's unpatented mining claims on federal lands are currently subject to procedures established by the U.S. General Mining Law of 1872. In the past, legislation has been introduced before the U.S. Congress to make significant revisions to the U.S. Mining Laws including strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and which could have a material adverse effect on the Company's ability to develop minerals on federal lands. The proposed revisions would also impose royalties on gold production from unpatented mining claims. Although legislation has not been enacted, many of these requirements have been included in new Surface Management Regulations issued by the Clinton administration in early 2001. The extent of the changes and their potential impact on the Company cannot be predicted. See
Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental, Regulatory and Other Risk Factors".

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

The Company carries insurance against property damage, including boiler and machinery insurance, and also comprehensive general liability insurance, including special liability policies, applicable to motor vehicles. It is also insured against dishonesty, gold and silver bullion thefts, as well as losses of goods in transit. The property damage and boiler and machinery insurance policies include coverage for business interruption, resulting from an insured loss, subject to certain waiting period and a maximum indemnification period of one year. See Item 2 - "Properties" and "Title Matters" below for information pertaining to title insurance held on certain of the Company's mining properties.

The Company's insurance coverage specifically excludes environmental pollution risks. The Company believes that it has taken adequate precautions to minimize the risk of environmental pollution, however, there is some risk that the weak cyanide solution applied to heaps may leak into the adjacent land surface which could result in the Company's operations for the affected heap leach pad being shut down. See also "Other Considerations - Regulatory and Environmental Factors" and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental, Regulatory, and Other Risk Factors."

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

In Honduras, site of the San Martin project, all mineral resources are owned by the state. Title to minerals can be held separately from title to the surface. Rights to explore for and to extract minerals are granted by the state through issuance of mining concessions. The Company has received its mining concessions for the San Martin project. The term of these concessions is indefinite, to remain in force as long as the Company meets its legal obligations. The Company has also acquired surface rights from private owners in the mining and processing areas at the San Martin site. However, there are few surveys and many of the tracts of land have no written title documents. Accordingly, there is a risk that the Company may not own good and marketable title to the surface rights necessary to conduct operations at the San Martin site.

In Mexico, site of the Cerro San Perdro project, all mineral resources are owned by the state. Title to minerals can be held separately from title to the surface. Mining rights take precedence over surface rights. Rights to explore for and to extract minerals are granted by the state through issuance of mining concessions. Exploration concessions are granted for six years. Exploitation concessions are granted for a period of 50 years. The Company has acquired both mineral concessions and surface rights from private owners in the mining and processing areas at the Cerro San Pedro site as part of its purchase of Cambior de Mexico.

PERMITTING

The Company is seeking governmental permits for certain of its development and mining projects. Obtaining such permits is a complex and time consuming process involving numerous federal, state and local agencies. The time involved and success in obtaining such permits is contingent upon many variables not within the Company's control. The failure to obtain such permits could have a material adverse effect on the Company's business, operations and prospects. (For a discussion of the denial of permits on the Imperial Project, see Item 2 - "Properties-Imperial Project").

The Company is in the process of permitting an expansion at the Marigold Mine. An environmental impact study has been completed and a record of decision to allow expansion is expected in the second quarter of 2001. A lengthy delay of approval could impact the Company's ability to continue operating past 2001. However, no issues are known at this time that would cause any material delay.

SUPPLIES, UTILITIES AND TRANSPORTATION

The principal supplies needed for the operation of the Company's mines are explosives, diesel fuel, chemical reagents (including cyanide, lime, cement and sodium hydroxide), equipment parts and lubricants.

Power is supplied to the Company's mines by power companies or diesel generators. Each mine has access to adequate water. Each of the Company's mines has good road access by either paved or gravel roads from public highways. All supplies are subject to market price changes. Further, there can be no assurance that the Company will continue to be able to obtain necessary supplies or power supplied by third parties, and the failure of such supplies or increases in the costs therefore could have a material adverse effect on the Company's business, operations, and prospects.

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

FOREIGN POLITICAL AND ECONOMIC CONDITIONS

The Company has active mining and property interests in Mexico, Honduras, Guatemala and Panama. Accordingly, the Company's operations may be affected by any political or economic instability that arises in these countries. The risks include, but are not limited to: terrorism, military repression, expropriation, extreme fluctuations in currency exchange rates and high rates of inflation. Also, changes in mining or investment policies or shifts in political attitude may adversely affect the Company's business in such country. In addition, the Company's operations can be affected in varying degrees by government regulations with respect to production, price controls, export controls, income taxes, expropriation of property, maintenance of mining claims and concessions, environmental legislation, land use policies, land claims of local people and water use and mine safety. The effect of these factors on the Company's operations cannot be predicted.

LEASE COMMITMENTS

The Company leases its corporate offices at 5190 Neil Road in Reno, Nevada. The current lease is for approximately 13,000 square feet at an annual base rent of $272,000, subject to annual increases, expiring June 30, 2004.

EMPLOYEES

At December 31, 2000, the Company employed approximately 446 persons located as follows:

         LOCATION                                                                            NUMBER

         ---------------------------------------------------------------------            -------------
         Imperial Project                                                                            1
         Picacho Mine                                                                                4
         Rand Mine                                                                                  97
         Daisy Mine                                                                                  4
         Dee Mine                                                                                   27
         Marigold Mine                                                                             104
         San Martin Mine                                                                           188
         Cerro San Pedro Project, Exploration & Corporate                                           21
                                                                                          -------------
                                                                                                   446
                                                                                          =============

The Company competes with other mining companies in connection with the recruitment and retention of qualified employees. All mines are non-union. At the present time a sufficient supply of qualified workers is available for operations at each of the Company's mines. The continuation of such supply depends upon a number of factors, including, principally, the demand occasioned by other projects. There can be no assurance that the Company will continue to be able to retain or attract qualified employees. There is a risk that increased labor costs could have a materially adverse effect on its operating costs.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the executive officers of the Company as of March 1, 2001.

Name                              Age                    Position and Term Served
--------------------------      -------     --------------------------------------------------
A. Dan Rovig                       62       Chairman of the Board since November 1998;
                                            President and Chief Executive Officer
                                            November 1989 to August 1997.
                                            Mr. Rovig served as a consultant to the
                                            Company September1997-October1998
                                            before being appointed  Chairman of the Board.

C. Kevin McArthur                  46       President and Chief Executive Officer of the
                                            Company since January 1998; Chief Operating
                                            Officer July 1997 to December 1997;
                                            President of Rand Mining Co.
                                            December 1995 to July 1997;
                                            Vice-President of Chemgold, Inc.,
                                            October 1990 to December 1995.

Charles A. Jeannes                 42       Senior Vice-President Administration, General Counsel
                                            and Secretary of the Company since April
                                            1999; Vice President and General
                                            Counsel of Placer Dome North
                                            America, August 1997 to April 1999;
                                            Vice President, General Counsel and
                                            Corporate Secretary of Placer Dome
                                            U.S. Inc., November 1995 to August
                                            1997.

James S. Voorhees                  47       Vice President and Chief Operating Officer of the Company
                                            since June 1999; Director of Project
                                            Management, Newmont Mining Company,
                                            August 1997 to May 1999; General
                                            Manager, Twin Creeks Mine, Newmont
                                            Mining Company, February 1997 to
                                            July 1997; General Manager, Mesquite
                                            Gold Mine, Santa Fe Pacific
                                            Minerals, January 1995 to January
                                            1997.

Steven L. Baumann                  42       Vice President, Latin America Operations since
                                            January 1999; Vice President, General Manager,
                                            Chemgold, Inc., August 1997 to December 1999;
                                            General Manager, Chemgold, Inc., December 1995
                                            to August 1997.

David L Hyatt                      57       Vice President, Investor Relations since March 2000; Vice
                                            President, Nevada Operations April 1999 to March 2000;
                                            Vice President, General Manager Glamis Rand Mining Co.,
                                            August 1997 to April 1999;
                                            Production Manager, Glamis Rand
                                            Mining Co. November 1996 to August
                                            1997; Mine Manager, McLaughlin Mine,
                                            Homestake Mining Company, March 1987
                                            to August 1996.

Cheryl S. Maher                    49       Vice President Finance, Chief Financial Officer and
                                            Treasurer since March 2000; Treasurer, September 1999
                                            to present; Assistant Treasurer, April 1999 to September
                                            1999; Consultant and practicing C.P.A., January 1998 to
                                            February 1999; Consultant, Vice President Finance and
                                            Controller, ConSil Corp., August 1996 to December 1997;
                                            Consultant and practicing C.P.A., December 1992 to
                                            July 1996.

ITEM 2 - PROPERTIES

CHEMGOLD, INC. (PICACHO MINE, CALIFORNIA)

PROPERTY

Chemgold, Inc. ("Chemgold"), a wholly-owned subsidiary of Glamis Gold, Inc., holds a leasehold interest (the "Picacho Lease") in 31 contiguous patented mining claims (approximately 600 acres) and 75 unpatented lode mining claims (approximately 1,150 acres) located in Imperial County, California, approximately 18 miles northwest of Yuma, Arizona. Access to the property is by gravel road from Yuma. The Picacho Lease is between Chemgold and Picacho Development Corp., a California company. The Picacho Lease had a term of 20 years from September 24, 1979 and contained a right of renewal for a further 20 years. The lease expired in September 1999 and has been extended on a month-to-month basis during final reclamation of the site.

RECLAMATION ACTIVITIES

Proven and probable mineable reserves for the Picacho Mine were exhausted in January 1998, when mining of the last known ore body at the Picacho Mine was completed, on target with life-of-mine projections. Four completely processed ore heaps have been leached out and neutralized to California State requirements and reclamation of these sites has been completed

Rinsing of the fifth ore heap located on the property was completed during 2000 and all other operations, other than final reclamation, at the Picacho Mine have been terminated. Reclamation is expected to be complete by the end of 2001, with continued re-vegetation monitoring thereafter.

PRODUCTION

The Picacho Mine has produced 387,406 ounces of gold since commencement of production in 1980 to December 31, 2000. The mine is in the final stages of closure and reclamation. Certain key operating statistics for the Picacho Mine are set forth in the following table:

                         PICACHO MINE PRODUCTION RESULTS

                                                                      YEAR ENDED DECEMBER 31,
                                                                      ----------------------
                                                  2000                            1999                     1998
                                           --------------------      -------------------------    ------------------------
Ore mined (tons)                                         -nil-                          -nil-                      73,100
Waste mined (tons)                                       -nil-                          -nil-                      14,200
Stripping ratio                                            n/a                            n/a                      0.19:1
Average gold assay (ounces/ton)                            n/a                            n/a                       0.035
Ounces of gold produced                                  1,432                          6,684                      16,275
Total cash cost of production per ounce                   $254                           $172                        $147

GLAMIS RAND MINING COMPANY

PROPERTY

Glamis Rand Mining Company ("Rand") is a wholly-owned subsidiary of Glamis Gold, Inc. and operates the Rand Mine located in Kern County, California, approximately 100 miles northeast of Los Angeles.

The property consists of 135 patented mining claims and 537 unpatented claims covering approximately 13.8 square miles. Rand owns all or a portion of 42 of the patented and 390 of the unpatented claims. The balance is held under lease.

Royalty rates are 6% of net smelter returns on production from properties leased from Yellow Aster Mining and Milling Company, with a minimum payment of $4,000 per month. Other leases have advance minimum royalties as well as net smelter return royalties. These have no significant minimum required payments, and the royalties average 1.5%. Royalty expense at Rand during 2000 amounted to $1,590,652.

The Rand Mine is an open-pit heap-leach operation. Mining has occurred on three areas within the property; the Yellow Aster Pit, the Lamont Pit, and the Baltic Pit. Mining has been completed in the Baltic Pit. The primary source of all remaining ore is the Yellow Aster Pit and a minor amount of ore is expected to come from the Lamont pit in the final years of mining.

OPERATIONS

Mining at the Rand Mine utilizes 27 cubic yard hydraulic shovels and 190 ton haulage trucks. The fleet of six trucks and two shovels mined 5,489,345 tons of waste and 8,462,755 tons of ore in 2000. The average grade of ore was 0.02 ounces per ton resulting in 166,876 ounces of gold being stacked on the heap. Rand produced 99,936 ounces during 2000. The Rand Mine has produced 795,438 ounces of gold since commencement of production in 1987 to December 31, 2000.

There are five heap leach pads within the property, two of which are still active, the Rand and the Baltic heaps. The other three have been or are in the process of being rinsed and/or reclaimed.

As a result of the revaluation of the reserves at Rand at a price of $275 per ounce of gold, a write-down of $16.3 million was taken in the fourth quarter of 2000.

PERMITTING

All environmental regulatory permits, licenses and authorizations required to carry out planned operations at the Rand Mine and to process the proven and probable ore reserves have been obtained and are in good standing.

EXPLORATION

Exploration activities during 2000 consisted of trenching and reverse circulation drilling of 41 holes on properties controlled by the Company, but outside of the currently permitted mine area. Mineralization encountered was not of sufficient size to warrant further activity.

PRODUCTION

Certain key operating statistics for the Rand Mine are set forth in the following table:

                          RAND MINE PRODUCTION RESULTS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                               2000                        1999                 1998
                                         ------------------      ------------------      -------------------
Ore mined (tons)                                 8,462,755               7,206,700                7,992,700
Waste mined (tons)                               5,489,345              12,870,300                9,569,500
Stripping ratio                                     0.65:1                  1.79:1                   1.20:1
Average gold assay (ounces/ton)                      0.020                   0.020                    0.017
Ounces of gold produced                             99,936                  70,978                   87,015
Total cash cost of production per ounce               $176                    $210                     $228

DAISY MINE

The Daisy Mine is owned by Glamis Marigold Mining Company, a 100%-owned subsidiary of Glamis Gold, Inc. The Daisy Mine was acquired through the Rayrock acquisition in March 1999.

PROPERTY

The Daisy Mine was an open-pit heap-leach operation. The Daisy property is located in Nye County, Nevada, approximately six miles southeast of the town of Beatty. The property package consists of unpatented mining claims covering 13.7 square miles. Most of the claims are subject to gross royalties ranging from 1% to 2% of net smelter returns. Royalties paid during 2000 totaled $71,784.

All mining of known reserves was completed in December 1999. During 2000 the primary activities at the project were the rinsing of the heaps and reclamation of the waste stockpiles. Reclamation and rinsing of the heaps is scheduled to be completed in 2001.

The Reward Project, which covers about 1.6 square miles and is located about six miles southwest of Daisy, was acquired from Barrick Bullfrog Inc., a subsidiary of Barrick Gold Corporation, in February 1998. The Company has no plans to proceed with the project at this time.

OPERATIONS

During the reclamation work in 2000, Daisy produced 8,740 ounces for the Company's account.

                          DAISY MINE PRODUCTION RESULTS

                                                             YEAR                  MARCH 1 -
                                                                                DECEMBER 31,
                                                             2000                       1999
                                               -------------------         ------------------
Ore mined (tons)                                            -nil-                    884,321
Waste mined (tons)                                          -nil-                  1,237,200
Stripping ratio                                               n/a                     0.66:1
Average gold assay (ounces/ton)                               n/a                      0.023
Ounces of gold produced                                     8,740                     28,302
Total cash cost of production per ounce                      $208                       $195

DEE MINE

The Dee Mine is owned by Glamis Marigold Mining Company, a 100%-owned subsidiary of Glamis Gold, Inc. The Dee Mine was acquired in March 1999 as part of the acquisition of Rayrock.

PROPERTY

The Dee property, located in Elko County, Nevada, consists of 6.3 square miles of unpatented mining claims along the Carlin Trend in northeastern Nevada. The property lies immediately south of Meridian Gold Inc.'s Rossi property and immediately northwest of Newmont Mining Company's Bootstrap property.

Pursuant to the terms of a lease agreement with respect to unpatented claims on
4.5 square miles of the property, Dee pays gross royalties ranging from 4% to 6% of net smelter returns, with a minimum, semi-annual royalty payment of $100,000. Royalty payments amounted to $774,845 in 2000.

OPERATIONS

Prior to 1999, the Dee Mine had been an open pit mine using an oxide mill with heap leach facilities for a small portion of the ore mined. Rayrock had planned to mine the deeper ore beneath the Dee pit using underground mining methods. Following the acquisition of Rayrock in March of 1999, a plan was approved by the Company to proceed with the underground mining of the remaining deep reserves, while continuing the operation of a smaller open pit program to complete mining of two small open pit areas.

During calendar year 2000, 320,164 tons of ore was mined from the underground areas and 149,931 tons of ore from the surface. The Dee mill processed 442,359 tons of ore to produce a total of 61,065 ounces of gold. The cost of this production was uneconomical, however, and the decision to close the mine was made in September 2000. Underground operations were completed in November 2000 and the property is now under full reclamation. The Company wrote off $4.3 million in the third quarter of 2000 related to this closure. From March 1 to December 31, 1999, 31,154 ounces were produced for the Company's account. Of the 433,491 tons of ore processed in 1999, 49,687 tons came from development of the underground mine.

PERMITTING

All environmental regulatory permits, licenses and authorizations required to carry out planned operations at the Dee Mine and to process the proven and probable ore reserves have been obtained or applied for and are in good standing.

GLAMIS-BARRICK AGREEMENT

The Glamis-Barrick Agreement, originally entered into as the Dee-Barrick Agreement, was signed in 1997. The agreement allows Barrick Gold Corp. to earn a 60% interest in the Dee property (outside of an excluded area in which the recent Dee operations were being conducted) by spending $3 million by October 10, 2000 and a total of $6.5 million by October 10, 2004. Barrick also pays Dee an annual fee of $275,000 while this agreement is in place. Dee is free to exploit any and all ore reserves within the exclusion area.

EXPLORATION

Exploration outside of the exclusion area is conducted by Barrick as part of their earn-in. Within the exclusion area, exploration in 2000 was been limited to development drilling for the underground mine.

DEE MINE PRODUCTION RESULTS

                                                      YEAR                MARCH 1 -
                                                                       DECEMBER 31,
                                                      2000                     1999
                                         ------------------      -------------------
Leach ore mined & stacked (tons)                    74,693                  136,000
Ore milled                                         442,359                  362,500
Waste mined                                      2,109,937                2,635,400
Stripping ratio                                      9.3:1                    5.7:1
Ave. gold assay - leach (oz/ton)                      0.12                    0.022
Ave. gold assay - mill (oz/ton)                      0.165                     0.10
Ounces of gold produced                             61,065                   31,154
Total cash cost of production per ounce               $287                     $273

GLAMIS MARIGOLD MINING COMPANY

Glamis Marigold Mining Company ("Marigold") owns the Company's 66 2/3% interest in the Marigold Mine, which was acquired through the acquisition of Rayrock in March, 1999. Homestake Mining Company holds the remaining 33 1/3 % interest. The Company is the operator of the property.

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

Royalty rates on leased land range from 3% to 5% of net smelter returns, with rates rising to 7% or 8% on certain parcels depending on the price of gold. The rate for the remaining life of mine is anticipated to average approximately 6.5%. Total royalty payments in 2000 were $1,304,061.

OPERATIONS

The Marigold Mine produced 65,481 ounces of gold (100%) during 2000, at a total cash cost of production of $240 per ounce. The Company's share of this production was 43,655 ounces of gold.

The oxide mill on the property operated during the winter months of 1998-1999 and was shut down in March 1999. After the Company acquired the Marigold Mine, it was determined that operation of the mill was not economical unless adequate mill feed becomes available to have the mill processing continuously. During 1999 and 2000, essentially all of the production for the Company's account came from the operation of the heap leach pads. As no new reserves have been discovered which economically justify the mill, at the end of 2000 the decision was made to write down the mill to a value of $200,000.

The mining fleet at Marigold consists of three 13 cubic yard front-end loaders, nine 85-100 ton haul trucks and miscellaneous ancillary equipment. Ore production in 2000 came primarily from the East Hill South Stage 1 and Stage 2 pits. For 2000 the combined production from these pits was 91,000 contained ounces. The average stripping ratio for 2000 was 4.61:1.

Capital expenditures in 2000 were $1.6 million, primarily for the purchase of a D10 bulldozer, a hammer drill and expansion of the leach pads.

PERMITTING

The mine has operated with a plan of operations approved by the Bureau of Land Management ("BLM") and appropriate agencies since it began mining in 1988. This plan of operations was based on an environmental assessment. In 1998 it was decided that further amendments to the plan of operation could only be achieved through the preparation of an Environmental Impact Statement ("EIS") which will cover most of the presently anticipated operations throughout its remaining life. The draft final EIS was issued by the BLM in January 2001. Management expects that the final EIS will be completed in March 2001, with a record of decision expected in April 2001.

EXPLORATION

Exploration activities during 2000 were primarily aimed at expanding reserves south of the existing pits. These efforts resulted in the addition of over 470,000 ounces to proven and probable reserves at an average grade of 0.039 ounces of gold per ton. Further permits will be required to develop these new reserves.

Some deep drilling was completed on the south end of the Marigold property in accordance with agreements with certain leaseholders to test deep potential. Although no economic gold was detected, results were encouraging as some gold anomalies were encountered at depth, and favorable host rocks were found.

                        MARIGOLD MINE PRODUCTION RESULTS

                                                                  YEAR               MARCH 1 -
                                                                                  DECEMBER 31,
GLAMIS' SHARE -MARIGOLD MINE (66.7%)                              2000                    1999
                                                    -------------------       -----------------
Ore mined (tons)                                             1,685,000               2,016,800
Waste mined (tons)                                           7,773,400               4,685,800
Stripping ratio                                                 4.61:1                  2.42:1
Average gold assay (ounces/ton)                                  0.036                   0.023
Ounces of gold produced                                         43,655                  37,942
Total cash cost of production per ounce                           $240                    $218

SAN MARTIN MINE (MINERALES ENTRE MARES HONDURAS, S.A.)

Minerales Entre Mares Honduras is a wholly-owned subsidiary of Glamis Gold Ltd. which was acquired through the acquisition of Mar-West in October 1998. The San Martin property is controlled 100% by Minerales Entre Mares Honduras and is located about 55 miles north of the capital city of Tegucigalpa, Honduras. On March 13, 2000, the Company received the final permits to mine at San Martin. Construction was started in the first quarter of 2000 and the first shipment of gold was made in December 2000.

PROPERTY

The property consists of 14,100 hectares of land around the Rosa and Palo Alto deposits. San Martin is located in an area that receives an average annual rainfall of approximately one meter.

OPERATIONS

San Martin is an open-pit heap-leach mine, designed to be a low cost operation. The Company currently expects the total tons mined per year during the first 6 years will vary between 4 and 5 million tons, over 80% of which is expected to be ore. Conventional loaders and haul trucks will form the primary mining fleet. Ore will be crushed and agglomerated before placement on an adjacent heap leach pad for leaching. As of December 31, 2000 the Company had spent $52.1 million on acquisition, mine development and plant and equipment at San Martin. Ore tons mined during 2000 as the mine started up were 1,561,461 grading

0.025 ounces of gold per ton. The mine shipped 3,562 ounces of gold in December 2000. Revenues and costs relating to this shipment have been offset and credited against mine development costs. The mine commenced commercial production in January 2001.

EXPLORATION

Exploration activities currently consist of rock chip sampling, soil geochemical analysis and geologic mapping to refine target areas for exploration drilling on the property, currently expected to recommence in the spring of 2001. Drilling will also take place in an effort to expand the Palo Alto deposit to the southeast and west, where mineralization has previously been discovered.

NON-PRODUCING PROPERTIES

CERRO SAN PEDRO PROJECT

PROPERTY

Glamis de Mexico is 50% owner and operator of the Minera San Xavier S.A. de C.V. ("MSX") joint venture that owns the Cerro San Pedro Project ("CSP"). MSX controls 41 mineral concessions totaling 9,259 hectares, and has all surface rights agreements in place needed for development and operation. CSP is proposed as a run-of-mine heap leach operation producing an average 110,000 gold equivalent-ounces per year over an eight-year mine life.

PERMITTING

Baseline environmental investigations and evaluations of impacts were conducted during 1996 and 1997. An MIA (environmental impact statement) was submitted in October 1997. The MIA resolution was issued in February 1999 which set forth the conditions for environmental protection and approval of the MIA. Development of a series of responses and environmental-related plans is underway and will continue through the operational and closure phases of the project. All other necessary permits to begin construction and operations have been granted by the corresponding state and municipal authorities.

PLANNED DEVELOPMENT

A feasibility study completed in November 2000 using $275 per ounce gold price and $5.00 per ounce silver price showed that the project was economic and would provide a positive return on investment. Initial capital cost is estimated at $45 million dollars, and would require borrowing by the Company to proceed with construction at this time. The Company has decided not to proceed with construction of the mine pending improved market conditions.

During 2000 the Company expended $2.0 million on development. Expenditures in 2001 are budgeted at $1.7 million, primarily for work on roads, completion of the new community for residents located within the outline of the processing, and establishing an on-site office.

IMPERIAL PROJECT, CALIFORNIA

PROPERTY

Glamis Imperial Corporation, a wholly-owned subsidiary of Glamis Gold, Inc., holds 664 unpatented lode claims and 281 mill sites in eastern Imperial County, California, totaling approximately 11,400 acres. Imperial is proposed as a run-of-mine heap leach project producing upwards of 120,000 ounces of gold per year over a ten-year mine life.

PERMITTING

A feasibility study on the Imperial Project completed in April 1996 showed that the project was economically sound and would provide a positive return on investment. The Company's financial analysis using a $275 gold price continues to indicate a positive return.

Following nearly six years of effort to acquire permits for this project, the U.S. Department of the Interior formally issued a Record of Decision ("ROD") denying the Company's plan of operations on January 16, 2001. The Department based its decision on alleged impacts to "nationally significant historic resources and Native American values that cannot be effectively mitigated." The legal basis for the ROD is an opinion issued in January 2000 by the Solicitor of the Department of the Interior. The opinion concluded that Bureau of Land Management ("BLM") must apply a different, more stringent standard to the Imperial Project than had been historically applied to mine development proposals, and that the BLM could deny the project if it determined that the project would "unduly impair" other significant resources.

The Company disputes the legal conclusions of the Solicitor's opinion as well as the factual findings of the BLM and Department of the Interior that formed the basis for the project denial. The Company intends to challenge these conclusions and findings by way of an appeal of the ROD in the United States District Court, and to otherwise take such action as it may deem appropriate to protect its investment and property rights associated with the Imperial Project. For additional information see Item 3 - Legal Proceedings.

PLANNED OPERATIONS

At December 31, 2000, approximately $14.3 million has been expended on acquisition, exploration and development for the Imperial Project. This amount was written off as at December 31, 2000, based on the denial of the permits. Additional major capital expenditures for the Imperial Project have been postponed pending appeal of the ROD. If the ROD is overturned and gold prices are acceptable, the Company would need to spend approximately $57.0 million in initial capital to bring the project into operation.

EXPLORATION PROJECTS

The Company expended $2.9 million on various exploration activities in 2000. Exploration efforts were focused on:

The Marigold Mine property in Humbolt County, Nevada
The San Martin Project area in Honduras
The Rand Mine property in Kern County, California
The Cerro Blanco property in Guatemala
Various Central American prospects

Exploration at the Marigold Mine for the year 2000 consisted of reverse circulation (RC) drilling, surface trenching, roadwork, drill pad site preparation and collection of numerous samples for analytical analysis. Exploration work occurred mostly in the key prospect areas of the Millennium
Project: Terry Zone and Section 31. A total of 186 RC holes were drilled for a total footage of 110,365 feet. The year 2000 exploration program was highly successful. Combining the year 2000 exploration work with work completed in prior years, over 480,000 additional ounces of gold were brought into a proven and probable reserve category. Exploration activities will continue in 2001.

The San Martin Mine exploits a bonanza-type gold system. The 2000 exploration program included nearly 3,500 meters of reverse circulation drilling and tested four exploration targets near the existing Rosa and Palo Alto deposits. Results of the drilling are currently being evaluated and incorporated into the geologic and reserve models. Reconnaissance geochemical sampling in the immediate mine area has identified further targets that will be evaluated in 2001.

At the Rand Mine, exploration activities occurred on numerous targets adjacent to the current operations. RC drilling was conducted in four separate project areas with a total of 41 holes and 11,505 feet of drilling completed. Eight trenches totaling 5,324 feet were excavated. There was no increase in reserves resulting from this work. No additional work is contemplated at this time. The Cerro Blanco deposit is part of a hot spring, bonanza-type, gold system. The 2000 exploration program at Cerro Blanco included nearly 3,700 meters of reverse circulation drilling that was used to validate the geologic model. Composite samples from this drilling and previous drilling were used for conducting 25 bottle roll tests. A pre-feasibility study was prepared incorporating the 1999 and 2000 results. Using a cut-off grade of 0.5 grams per tonne, the geologic resource now amounts to 2.4 million ounces of gold at an average grade of 1.6 grams per tonne. Investigations will continue in 2001, including review of the business and development climate in Guatemala.

Glamis Gold Ltd. has exploration concessions or applications for exploration concessions covering large areas in Mexico, Guatemala, Honduras, El Salvador and Panama. Evaluation of these concession areas continued during 2000. The La Junta project is on the western edge of the state of Chihuahua, Mexico. This project is a joint venture with Cameco. The 2000 exploration program at La Junta included approximately 700 meters of diamond drilling of the Dario target. The Viento Frio project is part of a volcanogenic system in central Panama east of the Panama Canal. The 2000 exploration program included defining a new target area and permitting for the 2001 drilling program.

In 2001, the Company plans continued exploration at the San Martin Mine, the Millennium Project, and other prospects in Central America.

ITEM 3 - LEGAL PROCEEDINGS

1. On November 3, 2000, the Company was served with a lawsuit commenced by American Mine Services, Inc., et al ("AMS") in the Nevada State District Court in Elko, Nevada. The suit involves a contract between a subsidiary of the Company and AMS for underground contract mining at the Dee Mine that was terminated by the Company for non-performance in November 1999. The complaint alleges damages for breach of contract in the amount of $417,960. The Company has answered the complaint and filed a counterclaim for breach of contract by AMS. The Company cannot predict the outcome of this litigation or when a final determination will be made.

2. The Company intends to file an appeal of the Record of Decision issued by the U.S. Department of the Interior on January 16, 2001 denying the Company's plan of operations for the Imperial Project (see Item 2 - Non-Producing Properties - Imperial Project, California). The appeal will be filed in the United States District Court and will challenge the Record of Decision on grounds that it violates (i) existing law, including the Federal Land Policy and Management Act of 1976, the General Mining Law and the California Desert Protection Act of 1994, (ii) various of the rules, regulations and policies of the Department of the Interior and the Bureau of Land Management, and (iii) the Establishment Clause of the United States Constitution. The Company anticipates that this legal action will be commenced before the end of the first quarter of 2001. The Company cannot predict the outcome of this anticipated litigation or when a final decision may be rendered.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2000 to be voted upon by security holders.

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

THE TORONTO STOCK EXCHANGE

The high and low sale prices for the Common Shares of the Company on The Toronto Stock Exchange for each quarter during the years ended December 31, 2000, 1999, and 1998 were as follows:

                  TRADING HISTORY ON THE TORONTO STOCK EXCHANGE

                                                               Sales Price (Cdn$)                Volume
                                                          ------------------------------     ----------------
                                                                Low            High
                                                          -------------- ---------------
    Year ending December 31, 2000
       1st Quarter                                               $ 2.25          $ 3.70            2,179,418
       2nd Quarter                                                 2.25            3.18            2,246,386
       3rd Quarter                                                 2.15            2.90            1,952,157
       4th Quarter                                                 1.90            2.63            1,179,882
    Year ending December 31, 1999
       1st Quarter                                               $ 2.05          $ 3.50            7,233,752
       2nd Quarter                                                 1.85            3.50           10,202,903
       3rd Quarter                                                 2.22            3.99            2,435,534
       4th Quarter                                                 2.40            4.85            4,335,884
    Year Ended December 31, 1998
       1st Quarter                                               $ 4.80          $ 6.80              352,045
       2nd Quarter                                                 5.00            7.40              300,812
       3rd Quarter                                                 3.00            5.50              637,108
       4th Quarter                                                 2.75            4.85            1,544,102

The price of the Common Shares as reported by The Toronto Stock Exchange at the close of business on December 29, 2000 was Cdn.$2.40 per share and on March 6, 2001 was Cdn.$2.68 per share.

NEW YORK STOCK EXCHANGE, INC.

The high and low sale prices for Common Shares of the Company on The New York Stock Exchange for each quarter during the years ended December 31, 2000, 1999, and 1998 were as follows:

                 TRADING HISTORY ON THE NEW YORK STOCK EXCHANGE

                                                                Sales Price (US$)                Volume
                                                          ------------------------------    -----------------
                                                                Low            High
                                                          -------------- ---------------
    Year ending December 31, 2000
       1st Quarter                                             $ 1.5625        $ 2.5000            5,590,800
       2nd Quarter                                               1.7500          2.2150            4,471,900
       3rd Quarter                                               1.4375          1.9375            3,139,800
       4th Quarter                                               1.2500          1.7500            4,990,600
    Year ending December 31, 1999
       1st Quarter                                             $ 1.3125        $ 2.4375            6,822,000
       2nd Quarter                                               1.2500          2.4375            7,051,900
       3rd Quarter                                               1.5000          2.7500            5,773,700
       4th Quarter                                               1.6250          3.3125            7,562,900
    Year Ended December 31, 1998
       1st Quarter                                             $ 3.5625        $ 4.7500            1,973,200
       2nd Quarter                                               3.3125          4.9375            1,927,400
       3rd Quarter                                               1.8750          3.8750            3,454,000
       4th Quarter                                               1.6875          3.3750            5,400,300

The price of Common Shares as reported by New York Stock Exchange, Inc. at the close of business on December 29, 2000 was $1.625 and on March 6, 2001 was $1.70 per share.

SHAREHOLDERS

As at March 6, 2001 the Company had 4,002 registered shareholders.

DIVIDENDS

No dividends are planned to be declared or paid in 2001 due to the loss incurred in 2000. No dividends were declared or paid in 2000, 1999 or 1998. If dividends are declared it is the Company's policy to declare and pay such dividends in United States funds.

The declaration and payment of future dividends is dependent upon the Company's financial condition and other factors considered by the Board of Directors. See "Certain Tax Matters - Canadian Federal Income Tax Considerations" for information with respect to Canadian withholding tax applicable to non-Canadian shareholders.

ISSUANCE OF SECURITIES WITHOUT REGISTRATION

Neither the shares nor warrants or the shares issuable upon exercise of the warrants were registered with any securities commission. These were issued pursuant to an exemption from registration pursuant to Reg S under the U.S. Securities Act of 1933.

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

The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the minister responsible for the Investment Act (the "Minister") is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian, other than one who is located in a World Trade Organization country (a "WTO Investor") when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company was Cdn.$5 million or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity. An investment in common shares of the Company by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company in 2001 exceeds approximately Cdn.$269 million. A non-Canadian would acquire control of the Company for the purposes of the Investment Act if the non-Canadian acquired a majority of the common shares of the Company. The acquisition of less than a majority but one third or more of the common shares of the Company would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquiror through the ownership of common shares.

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

The following discussion is based upon the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations, published Internal Revenue Service ("IRS") rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possibly on a retroactive basis, at any time. In addition, this discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis at any time. The following discussion is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder or prospective holder of Common Shares of the Company and no opinion or representation with respect to the United States federal income tax consequences to any such holder or prospective holders is made. Accordingly, holders and prospective holders of Common Shares of the Company should consult their own tax advisors about the federal, state, local and foreign tax consequences of purchasing, owning and disposing of Common Shares of the Company.

U.S. HOLDERS

As used herein, a "U.S. Holder" includes a holder of Common Shares of the Company who is a citizen or individual resident of the United States, a corporation or partnership created or organized in or under the laws of the United States or of any political subdivision thereof or a trust or estate the income of which is taxable in the United States irrespective of source. Generally a trust is a U.S. Holder for federal income tax purposes if, and only if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and (ii) one or more United States persons have the authority to control all substantial decisions of the trust.

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

Dividends paid on Common Shares of the Company will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from the Company (unless the Company is deemed a "passive foreign investment company," as defined below). In addition, if such U.S. Holder owns shares representing at least 10% of the voting power and value of the Company they may be entitled to a foreign tax credit for their pro-rata share of underlying Canadian corporate tax paid by the Company. The availability of this deduction is subject to several complex limitations that are beyond the scope of this discussion, and holders are advised to consult their personal tax advisors

FOREIGN TAX CREDIT

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

DISPOSITION OF COMMON SHARES OF THE COMPANY

A U.S. Holder will recognize a gain or loss upon the sale of Common Shares of the Company equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received, and (b) the shareholder's tax basis in the Common Shares of the Company. This gain or loss will be capital gain or loss if the Common Shares are a capital asset in the hands of the U.S. Holder, will be a short-term, or long-term capital gain or short-term or long-term capital loss, depending upon the holding period of the U.S. Holder. Gains and losses are netted and combined according to special rules in arriving at the overall capital gain or loss for a particular tax year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders who are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders which are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward five years from the loss year to be offset against capital gains .

OTHER CONSIDERATIONS: PASSIVE FOREIGN INVESTMENT COMPANY

In the following circumstance, the above sections of this discussion may not describe the United States federal income tax consequences resulting from the holding and disposition of Common Shares of the Company.

As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1297 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets which produce, or are held for the production of, passive income. U.S. Holders owning common shares of a PFIC are subject to an additional tax on distributions and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned. In addition, they are subject to treatment of gain realized on disposition of common shares of the PFIC as ordinary income, rather than capital gain, similarly subject to an additional tax and interest charge.

However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his, her, or its gross income his pro rata share of the PFIC's ordinary earnings, and net capital gain regardless of whether such income or gain was actually distributed. A U.S. holder is not required to make a QEF election simply because another U.S. Holder makes the election. Gain realized on disposition of common shares of a QEF is treated as capital gain if the shares are a capital asset of the disposing shareholder.

In addition, a U.S. Holder may make a mark-to-market election for certain PFICs with marketable stock, thereby potentially avoiding the adverse tax consequences of PFIC characterization. Under such an election, the shareholder would determine his, her or its income or loss with respect to the PFIC stock as of the close of each taxable year. For example, an electing shareholder would include in income each year an amount equal to the excess, if any, of the fair market value of the PFIC stock as of the close of the taxable year over the shareholder's adjusted basis in such stock. Any income included in income pursuant to the mark-to-market election would be treated as ordinary income. Alternatively, for tax years where the shareholder's adjusted basis in the PFIC stock exceeds its fair market value, an electing shareholder may be entitled to a deduction, subject to certain limitations. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons.

The Company believes that it has not been a PFIC for the years ended December 31, 2000, 1999, or 1998. The Company's determination in this respect has been made after a review of the regulations regarding a PFIC and the application of those rules to its own past and present circumstances. The Company may have been a PFIC in earlier years. If the Company concludes that it is a PFIC in the current year or in a subsequent year, it intends to make information available to enable a U.S. Holder to make a QEF or mark-to-market election in that year. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements which will be imposed on QEFs. U.S. taxpayers who hold the Company's shares may wish to consult with a personal tax advisor concerning the possible application of the PFIC provisions to their personal circumstances.

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

ITEM 6 - SELECTED FINANCIAL INFORMATION

The financial information set forth in the tables below includes the accounts of the Company and its subsidiaries on a consolidated basis as at the specified dates. This financial information was prepared in accordance with accounting principles generally accepted in Canada. The selected financial information should be read in conjunction with and is qualified by the consolidated financial statements and the notes thereto which form part of this Report. Reference should be made to Note 16 of such financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

                                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  2000          1999        1998       1997       1996
                                              ----------------------------------------------------------------------
Production statistics:
     Total cash cost per ounce ($)                     222         219        215        235         219
     Ounces of gold produced                       218,390     175,894    106,113    128,671     121,591
     Average gold price realized per ounce ($)         280         278        310        328         384

Operating summary ($000):
     Revenues                                       61,560      56,727     30,834     42,235      46,739
     Net earnings (loss)                           (48,682)    (21,632)    (2,007)    (8,279)      4,059
     Cash generated from (used in) operations        5,415       6,191      9,331     12,067      12,941

Financial Status ($000):
     Working capital                                20,546      61,284     34,156     36,430      38,724
     Total assets                                  112,541     163,385    119,161    101,643     107,974
     Long-term liabilities                          21,296      17,906      4,740      4,707       2,729
     Shareholders' equity                           82,770     137,857    110,359     92,429     100,888

Per common share ($):
     Net earnings (loss)                             (0.70)      (0.33)     (0.06)     (0.27)       0.15
     Book value                                       1.18        1.97       2.84       2.97        3.25
     Dividends                                         ---         ---        ---       0.05         ---

Supplementary quarterly data can be found following the consolidated financial statements at Item 8.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of the financial results of the Company's operations for the years 1998 through 2000 should be read in conjunction with, and is qualified by, the consolidated financial statements and notes thereto (the "financial statements") which form a part of this report. This financial information was prepared in accordance with accounting principles generally accepted in Canada. Reference should be made to Note 16 of the financial statements for a reconciliation of Canadian and U.S. generally accepted accounting principles.

The following discussion contains statements which are not historical facts, and by their nature are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See also "Forward Looking Statements" at the end of Part I.

OVERVIEW

The Company's strategy of acquiring and developing low-cost gold ounces resulted in another year of record gold production. Although the average price of gold was the same in 2000 as in 1999, there has been a fairly steady drop in the average price of gold since

September 1999, with the price of gold averaging $269 per ounce in the fourth quarter of 2000 compared to $296 in the fourth quarter of 1999. The Company's emphasis on cost-effective growth has provided it with a solid base of continuing operations despite the disappointing price environment.

Effective May 9, 2000, the Company acquired 100% of the issued and outstanding shares of Cambior de Mexico S.A. de C.V. ("Cambior de Mexico") from Cambior Inc. for $7.2 million in cash. The Company also acquired a crusher system from Cambior Inc. for an additional $2.5 million in cash that was intended for use at the Cerro San Pedro Project. Other transaction costs associated with this acquisition totaled $0.3 million. Cambior de Mexico was subsequently renamed Glamis de Mexico, S.A. de C.V. ("Glamis de Mexico"). Glamis de Mexico has interests in a number of mineral properties in Mexico, the most advanced of which is the Cerro San Pedro Project in San Luis Potosi state.

The acquisition of Rayrock Resources Inc. ("Rayrock") effective February 26, 1999 brought immediate benefits by way of three producing gold mines in Nevada. The Company's share of the Marigold Mine's production (66.7%), and the wholly owned Dee and Daisy mines added over 97,000 ounces of gold to Glamis' production during the ten months of ownership in 1999. The Company also acquired the Ivan copper mine in Chile as part of the Rayrock purchase. However, it was determined that the sale of the Ivan mine was in the Company's best interests, as copper production is not in line with the Company's long-term objectives. As a result, the Ivan mine was sold in October 1999 for $21.1 million. Although the Dee and Daisy mines were short-lived producers for the Company, they helped assure continued growth in production while the Company prepared for its next expansion.

The 1998 acquisition of Mar-West Resources Ltd. ("Mar-West") with its portfolio of late-stage development properties underwrote the Company's greatest success in 2000: the San Martin Project. In 1999, the Company increased reserves at San Martin to 1,082,900 contained ounces of gold, produced a feasibility study recommending construction, and late in the year received Board approval to proceed. Construction and operating permits were received early in 2000 and an aggressive construction program culminated in the mine shipping its first gold in December 2000. The mine has continued to ship regularly since start-up.

Also in 2000, the Company recorded significant write-downs at the Rand Mine ($16.3 million), the Cerro Blanco Project ($8.0 million) and the Dee Mine ($4.3 million). All deferred costs on the Imperial Project ($14.3 million) were written off when permits to operate were formally denied by the U.S. Department of the Interior.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

SUMMARY

For fiscal 2000, the Company incurred a net loss of $48.7 million ($0.70 per share) including write-offs of $41.9 million net of tax ($0.60 per share) as compared to the 1999 net loss of

$21.6 million ($0.33 per share) including write-offs of $8.2 million ($0.13 per share) and a $2.0 million ($0.06 per share) net loss in 1998. The 1999 results include a non-recurring loss of $5.1 million attributable to the Ivan copper mine, acquired as part of the Rayrock acquisition in March 1999, which was sold in October 1999. The results for 2000 and 1999 also reflect continued low market prices for gold (a London Bullion Market average price of $279 in 2000 and 1999 compared to $294 in 1998).

Net cash flows provided by operations continue to be positive ($5.4 million in 2000, $6.2 million in 1999 and $9.3 million in 1998) and the Company's working capital is $20.5 million at December 31, 2000. The Company expended $47.6 million in capital expenditures and $2.9 million in exploration costs in 2000, all from internally generated funds. Capital expenditures and exploration costs in 2001 are budgeted at $13.4 million.

GOLD PRODUCTION

The Company produced 218,390 ounces of gold from six mines in 2000, including the first shipment from the San Martin Mine of 3,562 ounces of gold. In 1999, the Company produced 175,894 ounces of gold from five mines. This includes ten months of production from the Marigold, Dee and Daisy mines, acquired in March 1999. The increase of 42,496 ounces resulted from an increase of 28,958 ounces of production at the Rand Mine as well as including a full twelve months of production from the Marigold Mine and Dee Mine. The increase from 1998 production (106,113 ounces) to 1999 is directly attributable to production from these mines, which offset a decrease in production at both the Rand and Picacho mines.

The actual production for the year ended December 31, 2000 fell below the Company's estimate of 238,000 ounces of gold for fiscal 2000 due primarily to unanticipated operating issues at the Dee and Marigold Mines, as discussed below. The Company estimates that gold production for the year ended December 31, 2001 will amount to 235,000 ounces.

Following is a discussion of the Company's gold production during 2000:

RAND MINE

Production from the Rand Mine increased to 99,936 ounces of gold for the year ended December 31, 2000 from 70,978 ounces for the year ended December 31, 1999 and from 87,015 ounces in the year ended December 31, 1998. 1999 production was adversely impacted by a planned stripping campaign, but the increased ounces in 2000 are a direct result of that program. Although Rand had a record year in 2000, revaluation of the reserves at a price of $275 per gold ounce in the fourth quarter 2000 resulted in a write-down of $14.4 million (net of tax) of the mine assets. Rand is expected to produce approximately 75,000 ounces of gold in 2001.

MARIGOLD MINE (66.7% GLAMIS-OWNED)

The Company is the operator at the Marigold Mine, a joint venture operation with Homestake Mining Co. Marigold, acquired in March 1999, produced 43,655 ounces of gold for the Company's account in 2000, a slightly decreased rate from the 37,942 ounces of gold produced for the Company's account for the ten months ended December 31, 1999. A higher strip ratio and problems with ore deliveries to the pad experienced in the second and third quarters of 2000 have been resolved, and the Company expects approximately 48,000 ounces to be produced for its account in 2001.

SAN MARTIN MINE

Mining operations at the San Martin Mine commenced in August 2000, and heap-leaching operations began in October 2000. The first shipment of 3,562 ounces of gold in December 2000 was the culmination of a focused and aggressive construction program that brought the mine from permitting to production within a year. The mine began commercial production in January 2001 and is expected to produce 113,000 ounces of gold during 2001.

DEE MINE

The Dee Mine was also acquired in March 1999. Dee's production of 31,154 ounces of gold for the Company's account during the period March 1 to December 31, 1999 was primarily from open-pit production. Production of 61,065 ounces of gold in 2000 was primarily from the underground project, which began in the second quarter of 1999 and entered production at the end of 1999. However, due to the high cost of production at the Dee Mine ($287 cash cost per ounce of gold) relative to the market price of gold, in the third quarter of 2000, the Company made the decision to close Dee at the end of 2000. A charge of $4.3 million was taken in the third quarter of 2000 to account for the closure. Dee will produce approximately 2,000 ounces of gold in the first quarter of 2001 as in-process inventory is completed. Reclamation efforts will continue for approximately two years.

PICACHO MINE

The Picacho Mine produced its last ounces during its reclamation. The mine produced 1,432 ounces of gold during 2000 compared to 6,684 ounces during the year ended December 31, 1999 and 16,275 ounces produced during the year ended December 31, 1998. Reclamation is expected to be complete during 2001, with continued re-vegetation monitoring thereafter.

DAISY MINE

Mining was completed at Daisy in December 1999, but the Company produced 8,740 ounces of gold in 2000 as the mine entered reclamation. Reclamation at the mine should be completed in 2001. The acquisition of the Daisy Mine in March 1999 provided the Company 28,302 ounces of gold production in the ten months ended December 31, 1999.

IMPERIAL PROJECT

Permits for the Imperial Project were formally denied by the U.S. Department of the Interior on January 16, 2001. Although Glamis intends to appeal this decision and vigorously pursue all available means to protect its interests in the property, a write-down of the $14.3 million book value of the project was taken at December 31, 2000. The ore reserves at Imperial have been placed in the resource category, reflecting the denial of the mining permits. See Item 3 - Legal Proceedings for a description of this process.

REVENUES

In 2000, the Company revised its revenue recognition policy to recognize revenue when the metal is actually sold, in response to the U.S. Securities and Exchange Commission's SAB 101.

Previously, revenue was recognized when metal was ready for shipment to the refinery. The adjustments from this change have been applied retroactively, in accordance with Canadian generally accepted accounting principles, and resulted in changes to revenue, cost of production, depreciation and depletion, and inventory. The adjustments resulted in an increased loss of $0.3 million for 1999 and a reduced loss of $0.3 million for 2000. There was no change in the 1998 earnings.

Revenues from production increased to $61.6 million for the year ended December 31, 2000 from $56.7 million for the year ended December 31, 1999, reflecting the full year's gold production from the Marigold and Dee Mines and record production from the Rand Mine. Revenues for the year ended December 31, 1998 were $30.8 million. Revenues in 1999 included $8.5 million from the Ivan copper mine that was sold in October 1999. Increased gold production generated virtually all of the increased revenues. Average revenue realized per ounce of gold was $280 in 2000 compared to $278 in 1999, significantly less than the $310 per ounce realized in 1998. This follows a corresponding move in the average market price of gold.

COST OF PRODUCTION

The Company's total cash cost of production includes mining, processing, direct mine overhead costs and royalties, and excludes selling, general and administrative costs at the corporate level, depreciation and depletion costs and end-of-mine reclamation accruals. Total production costs include depreciation and depletion and end-of-mine reclamation accruals.

The Company's total cash cost of production for the year ended December 31, 2000 was $47.9 million, substantially the same as for the year ended December 31, 1999. Cash costs for the gold production in 1999 totaled $37.9 million, while the costs at the Ivan copper mine were $9.8 million. Cost of production (all gold) was $22.3 million for the year ended December 31, 1998.

The average total cash cost per ounce of gold production increased slightly to $222 in 2000 from $219 in 1999 and from $215 per ounce in 1998.

OTHER INCOME AND EXPENSES

Depreciation and depletion charges totaled $13.6 million during 2000 compared to $14.2 million in 1999 and $7.9 million for the year ended December 31, 1998. Changes in the depreciation and depletion expense is attributable to changes in production as charges are made on a "unit of production" basis. Gold production was the basis for all the depreciation and depletion in 2000 and 1998, while in 1999 gold production costs accounted for $11.9 million of the expense, while expenses relating to copper production, at the since-divested Ivan mine, were $2.3 million.

Exploration costs in the year ended December 31, 2000 were $2.9 million compared to 1999 costs of $4.0 million. These two years reflect a significant increase in exploration activities compared to the $34,000 spent in 1998. Year 2000 exploration focused on the Marigold property in the U.S. ($0.9 million), other U.S. projects ($0.6 million), the Cerro Blanco Project in Guatemala ($0.6 million) and the Glamis de Mexico projects ($0.4 million). 1999 exploration expense was incurred in Central America ($2.2 million) and Nevada ($1.2 million) as a result of the Company's acquisitions of Mar-West and Rayrock.

Selling, general and administrative expenses decreased to $5.2 million in 2000 from $6.0 million in 1999. Selling, general and administrative expenses in 1998 were $2.6 million. The 1999 expense included a restructuring charge of $866,000 in the third quarter and significant relocation expenses, staffing changes and consolidation of corporate office functions in the Reno office during the year which were a result of the Mar-West acquisition in late 1998 and the Rayrock acquisition in early 1999.

The Company incurred write-downs of $46.0 million during 2000 ($41.9 million net of tax). The major items included the third quarter write-off for closure of the Dee Mine ($4.3 million), the fourth quarter write-down of the Marigold mill complex (the Company's portion equaling $1.0 million) and the write-down in the carrying value of the Rand Mine ($16.3 million) due to revaluation of the reserves at a $275 per ounce gold price. On the non-producing properties, the carrying value of the crusher acquired from Cambior as part of the Cerro San Pedro Project was reduced by $1.3 million to its current market value of $1.2 million. This was a result of the revised feasibility study prepared by the Company during the fourth quarter of 2000 that did not include use of this equipment. In addition the $8.0 million carrying value of the Cerro Blanco Project in Guatemala was written off. Although this project represents a large resource, higher gold prices would be needed to bring the project into production. Finally, based upon the Department of the Interior's decision to deny the permits for the Imperial Project, the Company wrote off its investment of $14.3 million in the Imperial Project as at December 31, 2000. Other miscellaneous properties totaling $0.8 million were also written off.

Total write-downs of $8.2 million during 1999 were primarily of $6.8 million of mine development costs written off at the Rand Mine when reserves were valued using a $300 per ounce gold price, $1.0 million related to closing the Cieneguita project and $0.3 million of miscellaneous property costs. During 1998 a loss of $1.1 million was incurred from the write-downs of the Company's investments in various junior exploration companies.

Interest and other income decreased to $2.0 in 2000 from $2.9 million in 1999. This was primarily a result of losses in 2000 on the disposal of certain investments acquired on the acquisition of Rayrock as well as foreign exchange losses. Overall interest increased as interest from certificates of deposit that were placed as collateral for reclamation bonding requirements increased slightly, while interest on the Company's working cash balances declined as cash was utilized to construct the San Martin Mine. In 1999 the Company incurred gains on disposal of certain investments as well as gains from foreign exchange. Interest and other income for 1998 totaled $1.5 million. This amount was primarily from investment income on the Company's cash balances.

Interest expense and amortization of financing costs for the year ended December 31, 2000, was $22,000, all of which was interest on capital leases at Marigold. This compares to the 1999 amount of $160,000 for interest on mortgages and loans acquired with Rayrock, interest on capital leases for equipment at Marigold, and financing costs for letters of credit backing reclamation bonds. Expense in 1998 of $63,000 related primarily to a letter of credit backing reclamation bonds.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW

The Company's working capital of $20.5 million at December 31, 2000 was significantly lower than the $61.3 million at December 31, 1999. This reduction is directly attributable to use of the Company's cash balances to construct the San Martin Mine. Working capital was $34.2 million at December 31, 1998. The increase between 1998 and 1999 was due to the acquisition of Rayrock and the build-up of the Company's cash balances in preparation for the San Martin construction. Long-term liabilities consist of reserves for reclamation of $13.0 million and future income taxes of approximately $8.3 million at December 31, 2000. The large increase in future income taxes is a result of the Company adopting the new Canadian Institute of Chartered Accountants standard relating to accounting for income taxes. The Company adopted this standard with no restatement of prior periods and adjusted opening retained earnings (deficit) by $6.7 million. Reclamation reserves were $13.6 million and $2.5 million at December 31, 1999 and 1998 respectively. Future income taxes totaled $4.3 million and $2.2 million for December 31, 1999 and 1998, respectively. Both increases are directly attributable to the Rayrock acquisition.

Cash flow from operations was $5.4 million in 2000, compared to $6.2 million in 1999 and $9.3 million in 1998. The decrease was primarily a function of increased work-in-process inventories. The difference between 1999 and 1998 is due to further declines in the gold price and the use of cash at the Ivan Mine ($3.6 million), offset by increased revenues as a result of an increased number of ounces produced from the three Nevada mines (Marigold, Dee and Daisy).

CAPITAL RESOURCES

There were no acquisitions in 2000 where shares of the Company were issued. The acquisition of Cambior de Mexico was entirely in cash. However, in consideration for advisory services rendered to the Company in connection with the acquisition, the Company granted to its investment advisor warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of U.S. $2.00 per share. The warrants are exercisable at any time until June 25, 2003, but are not transferable prior to June 26, 2001.

On February 26, 1999, the Company completed the acquisition of 100% of the issued and outstanding shares of Rayrock Resources Inc. The Company issued 29,277,820 common shares and paid Cdn$52,883,000 (approximately
U.S.$35,000,000). The Company acquired interests in three open-pit gold mines in Nevada as well as the Ivan copper mine in Chile.

On October 19, 1998 the Company acquired all of the issued and outstanding shares of Mar-West Resources, Ltd. The Company issued 7,539,905 common shares to Mar-West shareholders and paid $4.3 million in cash. See Note 3 to the consolidated financial statements regarding all three of the above acquisitions. In July 1998, the Company completed the purchase of the remaining 40% interest in the Cieneguita Project held by the Company's joint venture partner. The Company paid $0.6 million in cash and canceled debt and issued 25,000 common shares at $4.25 per share.

No dividends are planned to be declared or paid in 2001 due to the losses incurred in the last three years. No dividends were paid or declared in 2000, 1999 or 1998.

In the course of its business, the Company may issue debt or equity securities to meet the growth plans of the Company if it determines that additional resources could be obtained under favorable financial market conditions. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company.

CAPITAL EXPENDITURES

The Company expended $47.6 million on capital projects in the year ended December 31, 2000. The largest use of funds was the construction of the San Martin Mine, followed by the purchase of the Cambior de Mexico properties. During the year ended December 31, 1999, a total of $17.6 million was expended on capital projects and investments as compared to $10.2 million spent in 1998. Major expenditures during the fiscal year 2000 were as follows:

                                                                    (in millions)
Construction and development at the San Martin Mine                     $32.2
Acquisition and development at Cerro San Pedro (Cambior de Mexico)       11.6
Deferred stripping at the Rand Mine and purchase of equipment             1.5
Marigold mine development and equipment                                   1.0
Imperial Project planning, permitting, development                        0.7
Other                                                                     0.6
                                                                      -------
                                                                        $47.6
                                                                      =======

Capital expenditures and funds for exploration in 2001 are estimated to be approximately $13.4 million. The primary expenditures are expected to be for leach pad expansion at the San Martin Mine in Honduras (approximately $3.5 million), development at the Marigold

Mine ($4.0 million) and development at the Cerro San Pedro Project ($1.7 million). Exploration is budgeted at Marigold and in Latin America. The Company believes that estimated cash flows from operations and current cash reserves will be sufficient to fund all these anticipated expenditures.

HEDGING

At December 31, 2000, the Company had no ounces sold forward, had sold 62,000 ounces of gold call options for 2001 at an average strike price of $294 per ounce, and owned no put options. Based on a spot price of $272.65 per ounce at year-end, the call option positions have nominal value. The call options can be converted to spot-deferred positions at the Company's discretion. As at December 31, 1999, the Company had sold forward 65,000 ounces of gold for delivery during 2000 at an average price of $288 per ounce, as well as 79,000 ounces of gold call options at strike prices averaging $290 per ounce expiring during 2000 and 2001. The Company also held put options on 36,000 ounces of gold which were exercisable at an average price of $275 per ounce at various dates during 2000.

ENVIRONMENTAL, REGULATORY AND OTHER RISK FACTORS

RECLAMATION AND ENVIRONMENTAL

The Company generally is required to mitigate long-term environmental impacts by stabilizing, contouring, reshaping and re-vegetating various portions of a site once mining and processing are completed. Reclamation efforts are conducted in accordance with detailed plans that have been reviewed and approved by the appropriate regulatory agencies. Whenever feasible, reclamation is conducted concurrently with mining. During the past three years, reclamation expenditures have not been material. Reclamation expenditures in 2001 at the Dee and Daisy mines will be funded in part by production revenues. The Company anticipates spending approximately $2.0 million on reclamation this year. Standard leaching techniques have been designed to comply with environmental requirements imposed by regulatory authorities. Due to the impervious qualities of the heap leach pad and the closed nature of the leaching system, the Company believes that its mining operations have no materially adverse effect on the environment, however, the Company cannot provide assurance that this will not occur.

Tailings impoundments have been constructed at the Company's Dee and Marigold mines. Milling operations have been suspended indefinitely at the Marigold Mine and its tailings impoundment is currently inactive. At the Dee Mine, milling operations will be completed early in 2001. Tailings impoundments pose certain risks to the environment including the potential for groundwater contamination and wildlife mortalities. The Company operates all of its tailings facilities in material compliance with applicable rules and regulations. Upon closure, tailings facilities will be reclaimed in accordance with the state-approved reclamation plan.

Though the Company believes that its mining operations are in material compliance with all present health, safety and environmental rules and regulations there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that the cost of compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future. However, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted. The Company made no material capital expenditures for environmental control facilities during the current year, outside of expenditures for the leach pad construction at San Martin and expansion of the pads at Marigold. During the years ended December 31, 1999, and 1998, there were no material expenditures other than for design of monitoring systems at the Rand Mine. The Company estimates that it will make no material capital expenditures in this area during the year ending December 31, 2001, other than monitoring systems incorporated into leach pad construction and expansion programs. At the corporate level, an Environmental Committee and Policy Statement have been established to assure measurable standards for internal environmental audits for review by the Board of Directors. The Committee has been active and is satisfied the Company is complying with regulatory parameters.

As of December 31, 2000 the Company had in place $1.8 million in letters of credit (1999 - $1.1 million) and $2.0 million in certificates of deposit (1999 - $2.0 million) issued as security for future reclamation costs. The Company also has an arrangement with a bonding company that has replaced letters of credit in the amount of $4.3 million with bonds issued as security for future reclamation costs (1999 - $4.4 million).

LEGAL AND REGULATORY

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 that would affect the Company's unpatented mining claims on federal lands, including a royalty on gold production. It cannot be predicted whether any of these proposals will become law. Any levy of the type proposed would only apply to unpatented federal lands and accordingly would have an insignificant impact on the Rand mine's production from the Yellow Aster Pit. However, should a royalty become law, it could adversely affect the profitability of portions of the gold production from the Marigold Mine, and all production from the Imperial Project.

In the last days of the Clinton administration, several regulatory initiatives were issued which could adversely affect the future development of minerals on public lands in the United States. These included new Surface Management Rules which govern BLM's approval process for mineral development (known as the "3809" rules), a Solicitor's opinion on the use of mill sites and mining claims for activities ancillary to mining, and various BLM Instructional Memoranda relating to the same. It is unknown whether these initiatives will remain in place as they are the subject of various legal challenges and may be reviewed by the new federal administration. If they remain in place, the Company does not believe that these initiatives would adversely impact any of the Company's current mining operations. However, they could adversely impact the Company's ability to gain the necessary approvals to develop new mineral resources on public lands in the United States.

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

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES
          ABOUT MARKET RISK

As noted in Item 7 "Other Risks" the Company is subject to changes in metals prices that directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, in appropriate circumstances, it is possible to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives," the value of which is "derived" from movements in the prices or rates associated with the underlying product.

The Company's hedging practices allow the Company to protect its cash flows by use of forward contracts, spot deferred contracts, and options, in any combination. The Company continuously monitors its position with respect to the unrealized gains and losses.

During 1999, in light of falling gold prices and the prospect of committing significant funds to the new San Martin project in Honduras, the Company opted to protect its cash flows during the construction and start-up phases at San Martin from further weakness in the gold market. To that end, it entered into a moderate hedging program as described in the table below. In 2000, the Company entered into no new programs.

The Company also invests cash balances in short-term investments that are subject to interest rate fluctuations. Because these investments are in highly liquid, short-term instruments, any impact of an interest rate change would not be material.

The table below sets forth the positions of the Company at December 31, 2000 and 1999.

                                                  Positions as at December 31, 2000
                                         (dollars in thousands , except for per ounce amounts)
----------------------- ------------- ----------------- ----------------- ----------------- --------------
                        Assets:       Derivatives:      Gold Put          Gold Call         Gold Call
                        Short-term    Gold Forward      Options           Options           Options
                        Investments   Sales             Purchased         Sold              Purchased
----------------------- ------------- ----------------- ----------------- ----------------- --------------
Maturity 2001
  Investments                $11,496              ----              ----              ----           ----
  Ounces                        ----              ----              ----            62,000           ----
  Average Price per
  Ounce                         ----              ----              ----              $294           ----
  Fair Market
  Value                      $11,496              ----              ----               Nil           ----
----------------------- ------------- ----------------- ----------------- ----------------- --------------

                                                  Positions as at December 31, 1999
                                         (dollars in thousands, except for per ounce amounts)
----------------------- ------------- ----------------- ----------------- ----------------- --------------
                        Assets:       Derivatives:      Gold Put          Gold Call         Gold Call
                        Short-term    Gold Forward      Options           Options           Options
                        Investments   Sales             Purchased         Sold              Purchased
----------------------- ------------- ----------------- ----------------- ----------------- --------------
Maturity 2000
  Investments                $46,252              ----              ----              ----           ----
  Ounces                        ----            65,000            36,000            19,000           ----
  Average Price per
  Ounce                         ----              $288              $275              $275           ----
  Fair Market
  Value                      $46,252             $(552)              Nil             $(417)          ----

Maturity 2001
  Investments                   ----              ----              ----              ----           ----
  Ounces                        ----              ----              ----            60,000           ----
  Average Price per
  Ounce                         ----              ----              ----              $295           ----
  Fair Market
  Value                         ----              ----              ----             $(824)          ----
----------------------- ------------- ----------------- ----------------- ----------------- --------------

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                            Page
                                                                                                         ----
Report of Independent Chartered Accountants                                                                54

Consolidated Balance Sheets at December 31, 2000 and 1999                                                  55

Consolidated Statements of Operations for the years ended December 31, 2000,                               56
1999, and 1998

Consolidated  Statements of Retained Earnings  (Deficit) for the years ended December 31, 2000,            57
1999, and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                 58

Notes to Consolidated Financial Statements                                                                 59

                      Consolidated Financial Statements
                      (Expressed in thousands of United States dollars)


                      GLAMIS GOLD LTD.

                      Years ended December 31, 2000, 1999 and 1998

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Glamis Gold Ltd. as at December 31, 2000 and 1999 and the consolidated statements of operations, retained earnings (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, after giving retroactive effect to the changes in the methods of recognizing revenue as explained in note 2(h) and of accounting for income taxes as explained in note 2(i) to the financial statements, on a consistent basis.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three year period ended December 31, 2000 and shareholders' equity as at December 31, 2000 and 1999 to the extent summarized in note 16 to the consolidated financial statements.


Signed "KPMG LLP"

Chartered Accountants

Vancouver, Canada

February 9, 2001

GLAMIS GOLD LTD.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars)

December 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                                   (restated -
                                                                                                    note 2(h))
Assets

Current assets:
     Cash and cash equivalents                                             $       13,278       $       55,169
     Accounts receivable                                                              680                  934
     Taxes recoverable                                                              1,238                  529
     Inventories (note 4)                                                          13,503               11,835
     Prepaid expenses and other                                                       322                  439
----------------------------------------------------------------------------------------------------------------------
                                                                                   29,021               68,906

Plant and equipment and mine development costs (note 5)                            77,530               88,900

Other assets (note 6)                                                               5,990                5,579
----------------------------------------------------------------------------------------------------------------------

                                                                           $      112,541      $       163,385
======================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $        7,911       $        6,707
     Royalties payable                                                                564                  915
----------------------------------------------------------------------------------------------------------------------
                                                                                    8,475                7,622

Reserve for site closure and reclamation costs (notes 6 and 15(b))                 12,997               13,558

Future income taxes (note 10)                                                       8,299                4,348
----------------------------------------------------------------------------------------------------------------------
                                                                                   29,771               25,528

Shareholders' equity:
     Share capital (note 7):
         Authorized:
              200,000,000 common shares without par value
              5,000,000 preferred shares, Cdn$10 par value, issuable
                in Series
         Issued and fully paid:
              70,097,382 (1999 - 69,864,832) common shares                        159,045              158,717
     Contributed surplus                                                               63                   63
     Deficit                                                                      (76,338)             (20,923)
----------------------------------------------------------------------------------------------------------------------
                                                                                   82,770              137,857
----------------------------------------------------------------------------------------------------------------------

                                                                           $      112,541      $       163,385
======================================================================================================================

Commitments and contingencies (notes 5, 6, 13 and 15)
Subsequent events (note 5(b))
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board:

signed "C. Kevin McArthur"  Director      signed "A. Dan Rovig"  Director
--------------------------                ---------------------

GLAMIS GOLD LTD.

Consolidated Statements of Operations
(Expressed in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------
                                                                   2000               1999                1998
----------------------------------------------------------------------------------------------------------------------
                                                                              (restated -          (restated -
                                                                               note 2(h))           note 2(h))

Revenue from production                                   $      61,560      $      56,727       $      30,834
Cost of production                                               47,884             47,698              22,258
----------------------------------------------------------------------------------------------------------------------
                                                                 13,676              9,029               8,576
Expenses:
     Depreciation and depletion                                  13,610             14,156               7,874
     Site closure and reclamation                                   819              1,273                 557
     Exploration                                                  2,887              4,002                  34
     Selling, general and administrative                          5,166              5,989               2,558
     Write-down of investments and properties
       (note 8)                                                  45,963              8,223               1,091
----------------------------------------------------------------------------------------------------------------------
                                                                 68,445             33,643              12,114
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                            (54,769)           (24,614)             (3,538)

Interest and amortization of financing costs                        (22)              (160)                (63)
Interest and other income (note 9)                                2,045              2,890               1,543
----------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                        (52,746)           (21,884)             (2,058)

Provision for (recovery of) income taxes (note 10):

     Current                                                         36                 60                 232
     Future                                                      (4,100)              (312)               (283)
----------------------------------------------------------------------------------------------------------------------
                                                                 (4,064)              (252)                (51)
----------------------------------------------------------------------------------------------------------------------

Loss for the year                                         $     (48,682)     $     (21,632)      $      (2,007)
======================================================================================================================


Basic loss per share                                      $      (0.70)      $      (0.33)       $      (0.06)
======================================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.

Consolidated Statements of Retained Earnings (Deficit)
(Expressed in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------
                                                                   2000               1999                1998
----------------------------------------------------------------------------------------------------------------------
                                                                              (restated -          (restated -
                                                                               note 2(h))           note 2(h))

Retained earnings (deficit), beginning of year:

     As previously reported                               $     (20,576)     $         709       $       2,716
     Adjustment for revenue recognition (note 2(h))                (347)                 -                   -
----------------------------------------------------------------------------------------------------------------------
                                                                (20,923)               709               2,716
     Adjustment for future income taxes (note 2(i))              (6,733)                 -                   -
----------------------------------------------------------------------------------------------------------------------
     As restated                                                (27,656)               709               2,716

Loss for the year                                               (48,682)           (21,632)             (2,007)
----------------------------------------------------------------------------------------------------------------------

Retained earnings (deficit), end of year                  $     (76,338)     $     (20,923)      $         709
======================================================================================================================

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.

Consolidated Statements of Cash Flows
(Expressed in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------
                                                                   2000               1999                1998
----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities (note 11)       $       5,415      $       6,191       $       9,331

Cash flows from (used in) investing activities:
     Business acquisitions, net of cash
       acquired (note 3)                                         (7,092)               874              (2,225)
     Proceeds from sale of assets acquired on
       business acquisition (note 3(b))                             284             32,560                   -
     Proceeds from sale of equipment (note 5(b)(ii))                  -              7,204                   -
     Purchase of plant and equipment, net
       of disposals                                             (19,005)            (3,440)             (4,919)
     Mineral property acquisition and mine
       development costs                                        (19,895)           (11,953)             (2,845)
     Proceeds from sale of investments                               35                351                 225
     Purchase of other assets                                    (1,961)              (792)               (440)
----------------------------------------------------------------------------------------------------------------------
                                                                (47,634)            24,804             (10,204)

Cash flows from (used in) financing activities:

     Proceeds from issuance of common shares                        328              2,211                 130
     Repayment of mortgage payable and capital
       lease obligations acquired (note 3(b))                         -             (4,207)                  -
----------------------------------------------------------------------------------------------------------------------
                                                                    328             (1,996)                130
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents
   during the year                                              (41,891)            28,999                (743)

Cash and cash equivalents, beginning of year                     55,169             26,170              26,913
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                    $      13,278      $      55,169       $      26,170
======================================================================================================================

Supplemental disclosures of cash flow information:
     Cash paid (received) during the year for:
         Interest                                         $      (1,661)     $         160       $          47
         Taxes                                                     (666)              (616)                164
======================================================================================================================

Non-cash financing and investing activities (note 12)

See accompanying notes to consolidated financial statements.

GLAMIS GOLD LTD.

Notes to Consolidated Financial Statements
(Tables expressed in thousands of United States dollars)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS:

     The Company and its wholly-owned subsidiaries are engaged in the exploration, development and extraction of precious metals principally in the States of California and Nevada in the United States of America, Honduras, the State of San Luis Potosi, Mexico, and in Guatemala, Panama and El Salvador.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Generally accepted accounting principles:

         These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in Canada, which conform, in all material respects, with those generally accepted in the United States, except as explained in note 16.

     (b) Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries and its proportionate share of the accounts of joint ventures in which the Company has an interest. All material intercompany transactions and balances have been eliminated.

         Investments in other companies are carried at cost less provisions for impairment in value.

     (c) Cash equivalents:

         Cash equivalents are highly liquid investments, such as term deposits with major financial institutions, having a maturity of three months or less at acquisition, that are readily convertible to contracted amounts of cash.

     (d) Inventories:

         (i) Finished goods inventory is stated at the lower of cost or market.

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

     (e) Plant and equipment:

         Plant and equipment is stated at cost less accumulated depreciation. Leach pads are depreciated on a unit-of-production basis over estimated reserves expected to be processed from the leach pad. Certain mining equipment is depreciated based on hours used over their estimated useful lives. All other asset categories are depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for mining equipment and major asset categories range from three to seven years. Replacements and major improvements are capitalized.

     (f) Mine development costs:

         (i) Property acquisition and mine development costs are recorded at cost and amortized by the unit-of-production method based on recoverable gold reserves. Pre-production expenditures and revenues are capitalized until the commencement of commercial production. If it is determined that the deferred costs related to a property are not recoverable over its productive life, the unrecoverable portion is charged to earnings in the period such determination is made.

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

         (iii) Expenditures incurred on non-producing properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project is abandoned or it is determined that the deferred costs may not be recovered based on current economics or permitting considerations, the accumulated project costs are charged to earnings in the period in which the determination is made. Exploration expenditures on properties not advanced enough to identify their development potential are charged to earnings as incurred.

     (g) Site closure and reclamation costs:

         Minimum standards for site closure and mine reclamation have been established by various governmental agencies that affect certain operations of the Company. A reserve for future site closure and mine reclamation costs has been established based upon the estimated costs to comply with existing reclamation standards. Site closure and mine reclamation costs for operating properties are accrued using the unit-of-production method.

     (h) Revenue recognition:

         During 2000, the Company changed its method of recognizing revenue. Prior to 2000, revenue was recognized when metal was ready for shipment to the refinery. During 2000, the Company changed its method such that revenue is recognized when the metal is sold. This change has been applied retroactively and has affected the amounts previously reported as revenue, cost of production, depreciation and depletion, and finished goods inventory.

         The cumulative effect to opening retained earnings at January 1, 1998 and the impact on the net loss for the year ended December 31, 1998 was nil. The effect of the change for 1999 is to increase both the loss and deficit by $347,000. The effect of this change for 2000 was to reduce the loss by $277,000.

     (i) Income taxes:

         During 2000, the Company retroactively adopted the new Recommendations of the Canadian Institute of Chartered Accountants (the "CICA") for accounting for income taxes, which requires the use of the asset and liability method. This change has been applied retroactively without restatement of prior periods. Under this method of tax allocation, future income tax assets and liabilities are determined based on differences between the financial statement carrying values and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using the tax rates expected in be in effect when the temporary differences are likely to reverse. The effect on future income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted or substantively enacted. The amount of future income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

         Prior to adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. Under this method, future income tax expense was based on differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

         The cumulative effect of this change in accounting for income taxes of $6,733,000 is determined as of January 1, 2000 and is reported separately in the consolidated statements of retained earnings (deficit) as a restatement, increasing the opening deficit at that date. The effect of this change on the 2000 financial statements is detailed in note 10. Prior years' financial statements have not been restated to apply the provisions of the new accounting policy for income taxes.

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

         The Company's subsidiaries outside of the United States are treated as integrated operations and the related accounts are translated into United States dollars as follows:

         (i) Revenues and expenses at average exchange rates for each period;

         (ii) Monetary items at the rates of exchange prevailing at the balance sheet dates;

         (iii)    Non-monetary items at the historical exchange rates; and

         (iv) Exchange gains and losses arising from translation are included in the determination of net earnings (loss) for each period, except for exchange gains or losses relating to non-current monetary assets or liabilities, which are deferred and amortized over the remaining life of the asset or liability.

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

     (l) Estimates:

         The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, useful lives for depreciation, depletion and amortization, measurement of work-in-process and finished goods inventories and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

     (m) Comparative figures:

         Certain of the prior years' comparative figures have been reclassified to conform to the presentation adopted for the current year.

3.   BUSINESS ACQUISITIONS:

     (a) Cambior de Mexico S.A. de C.V.:

         Effective May 9, 2000 the Company acquired 100% of the issued and outstanding shares of Cambior de Mexico S.A. de C.V. ("Cambior de Mexico") from Cambior Inc., a Canadian public company, for $7.2 million in cash. Cambior de Mexico was subsequently renamed Glamis de Mexico, S.A. de C.V. Cambior de Mexico's principal asset was the right to acquire a 50% interest in the Cerro San Pedro Project in the State of San Luis Potosi in Mexico (note 5(b)(ii)), as well as interests in a number of other properties in Mexico. The Company also acquired a crusher system from Cambior Inc. for an additional $2.5 million in cash that was intended for use at the Cerro San Pedro Project. Other transaction costs associated with this acquisition totaled $0.3 million. In addition, in consideration for advisory services rendered to the Company in connection with the acquisition, the Company granted to its investment advisor warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of $2.00 per share (note 7(c)). Management considers the fair value of the warrants at the time of issuance to be nominal. The warrants are exercisable at any time until June 25, 2003, but are not transferable prior to June 26, 2001. The acquisition of Cambior de Mexico was accounted for by the purchase method and is summarized below:

         -------------------------------------------------------------------------------------------------------------
         Net assets acquired, at fair value:

              Cash and cash equivalents                                                             $       98
              Net non-cash working capital                                                                  78
              Plant and equipment                                                                          838
              Mineral properties                                                                         6,446
         -------------------------------------------------------------------------------------------------------------
                                                                                                    $    7,460
         =============================================================================================================
         Consideration given:
              Cash                                                                                  $    7,176
              Transaction costs                                                                            284
         -------------------------------------------------------------------------------------------------------------
                                                                                                    $    7,460
         =============================================================================================================

     (b) Rayrock Resources Inc.:

         Effective February 26, 1999, the Company completed the acquisition of Rayrock Resources Inc. ("Rayrock"), a Canadian public company. The terms of the acquisition gave the shareholders of Rayrock the right to receive either 2.4 common shares of the Company or 1.6 common shares of the Company and Cdn$3.00 for each Rayrock share held. BlackRock Ventures Inc. ("BlackRock"), a significant shareholder of Rayrock and a company that Rayrock was a significant shareholder of, agreed to acquire the shares of Magin Energy Inc. ("Magin"), a company that Rayrock held as a long term investment, in lieu of a portion of the common shares of the Company otherwise issuable to BlackRock. Rayrock was principally engaged in the exploration for and the mining, production and sale of gold from mines in Nevada, USA, and copper from a mine in northern Chile. The transaction was accounted for by the purchase method and is summarized below:

         -------------------------------------------------------------------------------------------------------------
         Net assets acquired, at fair value:
              Cash and cash equivalents                                                            $    45,960
              Net non-cash working capital                                                               2,287
              Mineral properties                                                                        43,337
              Magin shares                                                                               6,364
              Investments and other assets                                                              17,636
         -------------------------------------------------------------------------------------------------------------
                                                                                                       115,584

         Mortgage payable and capital lease obligations                                                 (4,207)
         Accrued reclamation and site restoration costs                                                (10,566)
         Future income taxes                                                                            (2,442)
         -------------------------------------------------------------------------------------------------------------
                                                                                                   $    98,369
         =============================================================================================================

         Consideration given:
              Cash and cash equivalents                                                            $    35,073
              Issue of 29,277,820 common shares of the Company                                          46,919
              Magin shares                                                                               6,364
              Transaction costs                                                                         10,013
         -------------------------------------------------------------------------------------------------------------
                                                                                                   $    98,369
         =============================================================================================================

         Subsequent to the acquisition of Rayrock, the Company disposed of the shares of and loans to the subsidiary that held the Chilean copper mines, and disposed of the BlackRock investments and certain of the investments and other assets for total net proceeds of $32,560,000 during 1999. In addition, the Company paid the mortgage payable and settled the capital lease obligations assumed with the acquisition of Rayrock.

     (c) Mar-West Resources Ltd.:

         On October 19, 1998, the Company completed an agreement with Mar-West Resources Ltd. ("Mar-West"), a Canadian public company, to acquire all of the issued and outstanding shares of Mar-West pursuant to a plan of arrangement. The terms of the agreement gave the shareholders of Mar-West the right to receive either 0.5 common shares of the Company for each Mar-West share held, or 0.4 common shares of the Company and Cdn$0.48 cash for each Mar-West share held. Mar-West was an exploration company holding a 100% interest in the San Martin Project located in central Honduras (note 5(b)(i)), a 100% interest in the Cerro Blanco Project located in Guatemala (note 5(b)(iv)), as well as interests in other mineral properties in Central America. The transaction was accounted for by the purchase method and is summarized below:

         -------------------------------------------------------------------------------------------------------------
         Net assets acquired, at fair value:
              Cash and cash equivalents                                                            $     3,087
              Mineral properties                                                                        21,648
              Capital assets                                                                               179
              Net non-cash working capital deficiency                                                     (220)
         -------------------------------------------------------------------------------------------------------------
                                                                                                   $    24,694
         -------------------------------------------------------------------------------------------------------------
         Consideration given:
              Cash                                                                                 $     4,329
              Issue of 7,539,905 common shares of the Company                                           19,701
              Transaction costs                                                                            664
         -------------------------------------------------------------------------------------------------------------
                                                                                                   $    24,694
         =============================================================================================================

4.   INVENTORIES:

     -----------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     -----------------------------------------------------------------------------------------------------------------
                                                                                                   (restated -
                                                                                                     note 2(h))

     Finished goods                                                           $     3,696          $     4,064
     Work-in-progress                                                               8,934                6,754
     Supplies and spare parts                                                         873                1,017
     -----------------------------------------------------------------------------------------------------------------
                                                                              $    13,503          $    11,835
     =================================================================================================================

5.   PLANT AND EQUIPMENT AND MINE DEVELOPMENT COSTS:

     -----------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     -----------------------------------------------------------------------------------------------------------------
     Producing properties, net                                                $    15,094          $    46,706
     Non-producing properties, net                                                 62,436               42,194
     -----------------------------------------------------------------------------------------------------------------
                                                                              $    77,530          $    88,900
     =================================================================================================================

     (a) Producing properties:

         2000:

         ----------------------------- ----------- ----------- --------- --------- ---------- -------- ----------
                                            Rand    Picacho    Marigold      Dee      Daisy
                                       California  California    Nevada   Nevada     Nevada     Other    Total
         ----------------------------- ----------- ----------- --------- --------- ---------- -------- ----------
         Plant and equipment           $   53,875  $    5,965  $  4,557  $ 2,498   $   2,419  $   672  $  69,986
         Mineral property                  14,119       5,799     9,181    2,035       1,058        -     32,192
         acquisition costs
         Mine development costs            21,102       9,276       402    3,922         135      818     35,655
         ----------------------------- ----------- ----------- --------- --------- ---------- -------- ----------
                                           89,096      21,040    14,140    8,455       3,612    1,490    137,833
         Accumulated depreciation,
           depletion and write-downs     (84,437)     (21,007)   (4,131)  (8,455)     (3,612)  (1,097)  (122,739)
         ----------------------------- ----------- ----------- --------- --------- ---------- -------- ----------
                                       $   4,659   $       33  $ 10,009  $     -   $      -   $   393  $  15,094
         ============================= =========== =========== ========= ========= ========== ======== ==========

         1999:

         ----------------------------- ----------- ---------- ---------- --------- ---------- -------- ----------
                                            Rand    Picacho   Marigold       Dee      Daisy
                                       California  California   Nevada    Nevada     Nevada     Other    Total
         ----------------------------- ----------- ---------- ---------- --------- ---------- -------- ----------
         Plant and equipment           $   53,037  $   8,673  $   3,774  $  2,910  $   2,425  $ 1,541  $  72,360
         Mineral property                  14,119      5,799      9,181     2,035      1,058      425     32,617
         acquisition costs
         Mine development costs            20,409      9,275        174     3,634        135    1,852     35,479
         ----------------------------- ----------- ---------- ---------- --------- ---------- -------- ----------
                                           87,565     23,747     13,129     8,579      3,618    3,818    140,456
         Accumulated depreciation,
         depletion and write-downs        (61,780)   (22,887)    (1,460)   (1,245)    (2,821)  (3,557)   (93,750)
         ----------------------------- ----------- ---------- ---------- --------- ---------- -------- ----------
                                       $   25,785  $     860   $ 11,669   $ 7,334   $    797  $   261  $  46,706
         ============================= =========== =========== ========= ========= ========== ======== ==========

         At December 31, 2000 and 1999, all of the Company's producing properties are held 100%, except for the Marigold Mine, which is 66-2/3% held. The Company's producing properties are subject to royalties pursuant to the terms of the underlying acquisition, option or lease agreements, that range up to 10% of net smelter returns and provide for minimum payments which vary with the price of gold aggregating approximately $1,000,000 per year.

     (b) Non-producing properties:

         2000:

         -------------------------------------------------------------------------------------------------------------
                                                     Cerro                     Cerro
                                     San Martin  San Pedro     Imperial       Blanco
                                       Honduras     Mexico   California    Guatemala        Other        Total
         -------------------------------------------------------------------------------------------------------------
         Plant and equipment          $  17,132   $    660    $     132    $      65    $   2,500   $   20,489
         Mineral property
             acquisition costs           13,362      7,460        3,330        8,000            -       32,152
         Mine development costs          22,530        989       10,860            -            -       34,379
         Recoveries during start-up        (962)         -            -            -            -         (962)
         -------------------------------------------------------------------------------------------------------------
                                         52,062      9,109       14,322        8,065        2,500       86,058

         Write-downs                          -          -      (14,322)      (8,000)      (1,300)     (23,622)
         -------------------------------------------------------------------------------------------------------------
                                      $  52,062   $  9,109    $       -    $      65    $   1,200   $   62,436
         =============================================================================================================

         1999:

         -------------------------------------------------------------------------------------------------------------
                                                                               Cerro
                                                San Martin     Imperial       Blanco
                                                  Honduras   California    Guatemala        Other        Total
         -------------------------------------------------------------------------------------------------------------
         Plant and equipment                   $     1,497   $      132    $      98    $      21  $     1,748
         Mineral property acquisition costs         13,370        3,330        8,000          563       25,263
         Mine development costs                      4,995       10,182            -            6       15,183
         -------------------------------------------------------------------------------------------------------------
                                               $    19,862   $   13,644    $   8,098    $     590   $   42,194
         =============================================================================================================

         (i)  San Martin Project:

              The San Martin Project was acquired in 1998 (note 3(c)) and at that time, was an advanced-stage gold property consisting of a 100% interest in a mineral concession in Central Honduras. During 1999, the Company completed a feasibility study on the project and commenced permitting and construction of the mine, which was completed in 2000.

              The Company shipped its first gold from the San Martin Mine in December 2000, which has been reflected as recoveries during start-up, and commenced commercial production in 2001.

         (ii) Cerro San Pedro Project:

              The Cerro San Pedro Project was acquired in 2000 (note 3(a)) and is an advanced-stage gold-silver property located in the state of San Luis Potosi, Mexico. The Company completed its earn-in of a 50% interest in the project by funding $2.0 million during the remainder of 2000 and $2.0 million during January 2001. Under the terms of the agreement with the Company's joint venture partner, the Company is the operator of the work program on the project. Expenditures subsequent to the earn-in, but before the commencement of construction, are to be shared equally, subject to certain limited exceptions.

         (iii)    Imperial Project:

                  The Imperial Project consists of a 100% interest in certain unpatented mining claims located in eastern Imperial County in the State of California. Gold production will be subject to a net smelter return royalty of 1-1/2%. During 1996, the Company entered into an agreement for the purchase of equipment totaling approximately $7,800,000 of which $7,001,000 was paid as a deposit. During 1999, the equipment was sold for $7,204,000.

                  Due to the U.S. Department of Interior decision to formally deny the operating permit for the Imperial Project on January 16, 2001, the $14.3 million of deferred costs on the project were written down at December 31, 2000. The Company will appeal this decision and intends to vigorously pursue all available means to protect its investment in this project.

         (iv)     Cerro Blanco Project:

                  The Cerro Blanco Project was acquired in 1998 (note 3(c)) and is an advanced-stage gold property consisting of a 100% interest in one granted concession and eight concession applications in southern Guatemala. Based on current economic conditions and uncertainty over the recoverability of the deferred costs, the Company wrote-down the costs to a nominal amount in 2000.

     (c) Interests in joint ventures:

         The Company's 66-2/3% interest in the Marigold Mine, which was acquired in February 1999 (note 3(b)), 50% interest in the Cerro San Pedro project, which was acquired in May 2000 (note 3(a)) and 60% interest in the Cieneguita Project from January 1, 1998 to July 1998, when the Company acquired the remaining 40% interest, are reflected in the consolidated financial statements on a proportionate basis. The Company's share of the joint ventures' assets, liabilities, revenues and expenses included in the consolidated financial statements are as follows:

         -------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
         -------------------------------------------------------------------------------------------------------------
         Total assets                                                         $    15,409            $   9,208
         Total liabilities                                                          4,861                5,437
         =============================================================================================================

         -------------------------------------------------------------------------------------------------------------
                                                                   2000              1999                 1998
         -------------------------------------------------------------------------------------------------------------
         Revenue from production                            $    12,196         $  13,716            $     266
         Expenses                                                14,442            13,189                  241
         -------------------------------------------------------------------------------------------------------------

         Income (loss) from operations                      $    (2,246)        $     527            $      25
         =============================================================================================================

         Cash provided by operations                        $       587         $   2,739            $      36
         Cash used in investing activities                       (3,267)           (1,135)                   -
         =============================================================================================================


6.   OTHER ASSETS:

     -----------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     -----------------------------------------------------------------------------------------------------------------
     Restricted deposits (see note below)                                       $   5,727           $    5,144
     Investments in other companies (quoted market value
       $316,000; 1999 - $555,000)                                                      49                  316
     Other                                                                            214                  119
     -----------------------------------------------------------------------------------------------------------------
                                                                                $   5,990           $    5,579
     =================================================================================================================

     Restricted deposits - environmental bonds:

     During 1997, the Company entered into an agreement with a bonding company to issue reclamation bonds to regulatory authorities as security for future reclamation costs for the Company's California operations. The Company must provide collateral of 25% of the outstanding bond amount as either a cash deposit or a letter of credit and pay an annual fee of 0.875% of the face amount of the bonds. As at December 31, 2000, the bonding company had issued reclamation bonds in the amount of $4.3 million (1999 - $4.4 million) of which the Company provided collateral in the form of certificates of deposit totaling $1.1 million (1999 - $1.1 million). Additional letters of credit issued as security for future reclamation costs for the companies operations in California are secured with certificates of deposits totaling $0.7 million which earn interest at fixed rates between 5.62% and 6.45% (1999 - 5.02% and 5.35%).

     Additional certificates of deposit totaling $2.0 million (1999 - $2.0 million) are in place as part of the Company's bonding related to its Nevada mines.

7.   SHARE CAPITAL:

     (a) Issued and fully paid:

         -------------------------------------------------------------------------------------------------------------
                                                                                   Number
                                                                                of shares               Amount
         -------------------------------------------------------------------------------------------------------------
         Balance as at December 31, 1997                                       31,222,707         $     89,650
         Issued during the year:
              For cash consideration under the terms of directors'
                and employees' stock options                                       73,000                  130
              Issued upon acquisition of Mar-West (note 3(c))                   7,539,905               19,701
              Issued upon acquisition of remaining 40% interest
                in the Cieneguita Project                                          25,000                  106
         -------------------------------------------------------------------------------------------------------------

         Balance as at December 31, 1998                                       38,860,612              109,587
         Issued during the year:
              For cash consideration under the terms of directors'
                and employees' stock options                                    1,726,400                2,211
              Issued upon acquisition of Rayrock Resources

                Inc. (note 3(b))                                               29,277,820               46,919
         -------------------------------------------------------------------------------------------------------------

         Balance as at December 31, 1999                                       69,864,832              158,717
         Issued during the year:
              For cash consideration under the terms of directors'
                and employees' stock options                                      232,550                  328
         -------------------------------------------------------------------------------------------------------------

         Balance as at December 31, 2000                                       70,097,382         $    159,045
         =============================================================================================================


     (b) Stock options and stock appreciation rights:

         The Company has a stock option plan that allows it to grant options to its employees, officers and directors to acquire up to 7 million common shares. The exercise price of each option equals the closing price for the common shares on the Toronto Stock Exchange on the last trading day before the date of the grant. Options have a maximum term of five years and, subject to certain specific exceptions, terminate one year following the termination of the optionee's employment. Once approved and vested, options are exercisable at any time.

         The continuity of directors' and employees' stock options is as follows:

         ---------------------------------------------------------------------------------------------------------------
                                                        2000                       1999                        1998
                                                    -------------             ---------------            ---------------
                                                      Weighted                    Weighted                   Weighted
                                                       average                     average                    average
                                                      exercise                    exercise                   exercise
                                         Number          price       Number          price       Number         price
                                     of options           Cdn$   of options           Cdn$   of options          Cdn$
         ---------------------------------------------------------------------------------------------------------------
         Outstanding,
           beginning of year          5,153,960       $ 3.25     2,610,500       $ 5.49      1,870,000       $ 6.97
         Granted during
           the year                     545,000       $ 2.91     1,994,500       $ 2.68        387,000       $ 4.39
         Granted on conversion
           of Mar-West employees'
           and  directors'
           stock options                      -            -             -            -        533,500       $ 1.18
         Granted on conversion
           of Rayrock employees'
           and directors'
           stock options                      -            -     4,470,110       $ 3.25              -            -
         Exercised                     (232,550)      $ 2.06    (1,726,400)      $ 1.90        (73,000)      $ 2.62
         Cancelled during
           the year                    (324,500)      $ 2.69    (2,194,750)      $ 6.46       (107,000)      $ 7.86
         ---------------------------------------------------------------------------------------------------------------

         Outstanding, end
           of year                    5,141,910       $ 3.30     5,153,960       $ 3.25      2,610,500       $ 5.49
         ===============================================================================================================


         Details of the options outstanding as at December 31, 2000 are as follows:

         -------------------------------------------------------------------------------------------------------------
                                                                                              Weighted average
         Range of                              Number               Weighted average            exercise price
         exercise prices                  outstanding                 remaining life                      Cdn$
         -------------------------------------------------------------------------------------------------------------
         $1.99 - $2.21                      1,611,930                     2.2 years                  $    2.14
         $2.60 - $3.04                      2,288,800                     3.9                             2.75
         $4.89                                 67,750                     1.2                             4.89
         $5.68 - $5.90                      1,173,430                     1.0                             5.87
         -------------------------------------------------------------------------------------------------------------
                                            5,141,910                     2.7 years                  $    3.30
         =============================================================================================================

         The Company also has a stock-based management incentive plan that allows it to grant rights for a holder to receive the appreciation in the value of the stock-based right over the stated base price in cash. As at December 31, 2000, the Company had 200,000 stock appreciation rights outstanding at a base price of Cdn$4.80 per share that expire July 14, 2003 and 600,001 stock appreciation rights at a base price of Cdn$2.22 per share that expire February 26, 2002. The 600,001 stock appreciation rights were granted to a former officer of Rayrock through the continuance of Rayrock stock appreciation rights.

     (c) Share purchase warrants:

         As at December 31, 2000, the Company had 300,000 share purchase warrants outstanding exercisable at $2.00 per share to June 25, 2003 that were issued in connection with the acquisition of Cambior de Mexico (note 3(a)).

8.   WRITE-DOWN OF INVESTMENTS AND PROPERTIES:

     During the year, the Company wrote-down certain of its investments and properties as follows:

     -------------------------------------------------------------------------------------------------------------
                                                                   2000              1999                 1998
     -------------------------------------------------------------------------------------------------------------
     Producing properties (note 5(a)):
         Rand                                               $    15,510         $   6,824           $        -
         Marigold                                                   880                 -                    -
         Dee                                                      4,036                 -                    -
         Cieneguita                                                   -             1,050                    -
     Non-producing properties (note 5(b)):
         Imperial                                                14,322                 -                    -
         Cerro Blanco                                             8,000                 -                    -
         Other non-producing properties                             603               349                   19
         Equipment                                                1,300                 -                    -
     Investments                                                      -                 -                1,072
     Inventories                                                  1,251                 -                    -
     Other current assets                                            61                 -                    -
     -------------------------------------------------------------------------------------------------------------
                                                            $    45,963         $   8,223           $    1,091
     =============================================================================================================


9.   INTEREST AND OTHER INCOME

     -------------------------------------------------------------------------------------------------------------
                                                                   2000               1999                1998
     -------------------------------------------------------------------------------------------------------------
     Interest and other income                              $     2,550         $    1,822         $     1,740
     Foreign exchange gain (loss)                                  (242)               221                 (41)
     Gain (loss) on sale of other assets                           (263)               847                (156)
     -------------------------------------------------------------------------------------------------------------
                                                            $     2,045         $    2,890         $     1,543
     =============================================================================================================

10.  INCOME TAXES:

     In 2000, the Company retroactively adopted the asset and liability method of accounting for income taxes in accordance with the new Recommendations of the Canadian Institute of Chartered Accountants. The effect of the change in accounting policy on the 2000 financial statements was to increase (decrease) the following:

     -------------------------------------------------------------------------------------------------------------
     Deficit at January 1, 2000                                                                     $    6,733
     Loss from operations                                                                               (2,194)
     Plant and equipment and mine development costs, at December 31, 2000                                1,369
     Future income tax liability at December 31, 2000                                                    5,908
     =============================================================================================================

     The 1999 and 1998 financial statements have not been restated for the change.

     The provision for income taxes differs from the Canadian federal and British Columbia provincial statutory rate as follows:

     ----------------------------------- ----------------------- ----------------------- -----------------------
                                                  2000                    1999                    1998
                                              Amount     Rate %       Amount     Rate %       Amount     Rate %
     ----------------------------------- ------------ ---------- ------------ ---------- ------------ ----------
     Income tax benefit computed at
      statutory rates                     $ (24,052)      (45.6)  $  (9,821)      (45.6)   $   (938)      (45.6)
     Foreign tax rates different from         9,472
      statutory rate                                       18.0       1,974         9.2         272        13.2
     Benefit of losses not reflected in
      the accounts                           10,910        20.7       7,844        36.4           -         -
     Other                                     (394)       (0.8)       (249)       (1.2)        615        29.9
     ----------------------------------- ------------ ---------- ------------ ---------- ------------ ----------
                                          $  (4,064)       (7.7)  $    (252)       (1.2)   $    (51)       (2.5)
     =================================== ============ ========== ============ ========== ============ ==========

     (a) Future income tax assets and liabilities:

         The significant components of the Company's future income tax assets and liabilities at December 31, 2000 are as follows:

         ---------------------------------------------------------------------------------------------------------
         Future income tax assets:
         U.S. and Canada:      Plant and equipment and mine development costs                         $ 16,567
                               Reclamation and other liabilities not currently
                                    deductible for tax                                                   2,562
                               Losses carried forward and Alternative Minimum Tax credits                6,228
         Mexico:               Plant and equipment and mine development costs                            1,008
                               Losses carried forward                                                    4,467
         Other foreign:        Plant and equipment and mine development costs                              588
                               Losses carried forward                                                    1,567
         ---------------------------------------------------------------------------------------------------------

         Total future income tax assets                                                                 32,987
         Valuation allowance                                                                           (32,037)
         ---------------------------------------------------------------------------------------------------------

         Future income tax assets, net of allowance                                                        950

         Future income tax liabilities:
         U.S. and Canada:      Plant and equipment and mine development costs                            2,391
                               Other                                                                       950
         Honduras:             Plant and equipment and mine development costs                            5,908
         ---------------------------------------------------------------------------------------------------------

         Total future income tax liabilities                                                             9,249
         ---------------------------------------------------------------------------------------------------------

         Net future income tax liabilities                                                            $  8,299
         =========================================================================================================

     (b) Potential future tax benefits:

         At December 31, 2000, the Company has Canadian tax pools of approximately Cdn$14 million, United States operating losses of approximately $5 million, Mexican operating losses of approximately $13 million, and certain Guatemalan tax deductions available of approximately $8 million which may be carried forward and used to reduce certain taxable income in future years. The Canadian tax pools are without expiry, and the U.S. and Mexican losses and the Guatemalan deductions expire at various dates prior to 2015. The potential income tax benefits related to these items have not been reflected in the accounts.

     (c) Future income taxes:

         In 2000, the future income tax recovery of $4,100,000 was due primarily to tax-effecting the write-downs of plant and equipment and mine development costs.

         Prior to fiscal 2000, future income taxes were determined by the deferral method of tax allocation, with future income tax expense (recovery) arising from reporting expenses for tax purposes at amounts differing from those charged to earnings. The significant differences, as previously reported, are as follows:

         ---------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
         ---------------------------------------------------------------------------------------------------------
         Depreciation, depletion and amortization                               $  (1,577)     $          (818)
         Exploration and development cost                                             455                  301
         Revenue not recognized for tax purposes, net                                 111                   58
         Other                                                                        699                  176
         ---------------------------------------------------------------------------------------------------------
                                                                                $    (312)     $          (283)
         =========================================================================================================

11.  RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES:

     The computation of net cash provided by operating activities is as follows:

    --------------------------------------------------------------------------------------------------------------
                                                                   2000              1999                 1998
    --------------------------------------------------------------------------------------------------------------
                                                                               (restated-           (restated-
                                                                               note 2(h))           note 2(h))
     Net loss for the year                                  $   (48,682)        $  (21,632)        $    (2,007)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and depletion                              13,610             14,156               7,874
         Reserve for site closure and reclamation costs             819                744                 316
         Write-down of investments and properties                44,641              8,223               1,091
         Future income taxes                                     (4,100)              (312)               (283)
         Loss (gain) on sale of investments                         264               (339)                156
         Other non-cash expenses                                     16                298                  16
         Decrease (increase) in accounts receivable                 254              1,214                (646)
         Decrease (increase) in taxes
           recoverable/payable                                     (709)               (10)              1,220
         Decrease (increase) in inventories                      (1,668)             2,933               2,227
         Decrease (increase) in prepaid expenses
           and other                                                117              1,167                 (11)
         Increase (decrease) in accounts payable
           and accrued liabilities                                1,204               (864)               (530)
         Increase (decrease) in royalties payable                  (351)               613                 (92)
    --------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities              $     5,415          $   6,191         $     9,331
    ==============================================================================================================

12.  NON-CASH INVESTING ACTIVITIES:

     During the years ended December 31, 1999 and 1998, the Company issued common shares pursuant to the following transactions:

     1999:

     The acquisition of all the issued and outstanding shares of Rayrock for consideration as follows (also see note 3(b)):

    --------------------------------------------------------------------------------------------------------------
     Fair value of assets acquired                                                                $     98,369
     Cash and transaction costs paid                                                                   (45,086)
    --------------------------------------------------------------------------------------------------------------
                                                                                                  $     53,283
    --------------------------------------------------------------------------------------------------------------
     Non-cash consideration consisted of:
          Consideration paid through the issuance of common shares                               $      46,919
          Consideration paid through the transfer of Magin shares                                        6,364
    --------------------------------------------------------------------------------------------------------------
                                                                                                  $     53,283
    ==============================================================================================================

     1998:

     (a) The acquisition of all the issued and outstanding shares of Mar-West for consideration as follows (also see note 3(c)):

        ----------------------------------------------------------------------------------------------------------
         Fair value of assets acquired                                                            $     24,694
         Cash and transaction costs paid                                                                (4,993)
        ----------------------------------------------------------------------------------------------------------
                                                                                                  $     19,701
        ==========================================================================================================

     (b) The acquisition of the remaining 40% interest in the Cieneguita Project for consideration as follows:

        ----------------------------------------------------------------------------------------------------------
         Fair value of assets acquired                                                            $        733
         Cash and transaction costs paid                                                                  (319)
        ----------------------------------------------------------------------------------------------------------
                                                                                                  $        414
        ----------------------------------------------------------------------------------------------------------

         Non-cash consideration consisted of:
              Cancellation of amounts receivable                                                  $        308
              Consideration paid through the issuance of common shares                                     106
        ----------------------------------------------------------------------------------------------------------
                                                                                                  $        414
        ==========================================================================================================

     There were no non-cash investing activities during 2000.

13.  FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT:

     (a) Hedging:

         In order to protect against the impact of declining gold prices, the Company has a policy enabling it to enter into forward sales and option contracts to effectively provide a minimum price for a portion of inventories and future production. Contracted prices on forward sales and options are recognized in revenues as designated production is delivered to meet commitments.

         As at December 31, 2000, the Company had sold call options on 62,000 ounces of gold at an average price of $294 per ounce expiring in 2001. At December 31, 2000, there is no unrealized gain or loss in respect of these call options.

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

         At December 31, 1999, the unrealized loss in respect of open forward sales contracts was approximately $552,000 (1998 - $17,000 gain) and in respect of open call option contracts on was approximately $1,241,000 (1998 - nil), which reflects the strike price compared to the quoted gold price. The fair value of the Company's put options at December 31, 1999 was nominal.

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

     (d) Foreign currency risk:

         The Company is exposed to fluctuations in foreign currencies through its foreign operations primarily in Honduras, Mexico and Canada. The Company monitors this exposure, but has no hedge positions at December 31, 2000 or 1999.

14.  SEGMENTED INFORMATION:

     (a) Operating segments:

         The Company has determined its operating segments to be producing properties and non-producing properties, based on the way management organizes and manages its business. The accounting policies of all segments are consistent with those outlined in note 2 - significant accounting policies. The Company has not allocated general and administrative expenses from the corporate segment.

        ----------------------------------------------------------------------------------------------------------
                                                   Producing
                                                  properties       Non-producing
         2000                                           Gold          properties        Corporate        Total
        ----------------------------------------------------------------------------------------------------------
         Revenue                                 $    61,560          $        -       $        -  $    61,560
         Cost of production                           47,884                   -                -       47,884
         Depreciation and depletion                   13,301                  49              260       13,610
         Write-down of investments
           and properties                             21,666              22,997            1,300       45,963
         Other operating expenses                      1,861               1,636            5,375        8,872
        ----------------------------------------------------------------------------------------------------------

         Loss from operations                        (23,152)            (24,682)          (6,935)     (54,769)

         Other income (expense)                          337                (137)           1,823        2,023
        ----------------------------------------------------------------------------------------------------------

         Loss before taxes                       $   (22,815)         $  (24,819)      $   (5,112) $   (52,746)
        ==========================================================================================================

         Capital expenditures                    $     2,845          $   41,208       $    2,513  $    46,566
        ==========================================================================================================

         Identifiable assets                     $    27,865          $   66,761       $   17,915  $   112,541
        ==========================================================================================================

        ----------------------------------------------------------------------------------------------------------
                                                     Producing
                                                    properties         Non-producing
         1999 (restated-note 2(h))               Gold      Copper         properties    Corporate        Total
        ----------------------------------------------------------------------------------------------------------
         Revenue                          $    47,745  $    8,485         $      497   $        -  $    56,727
         Cost of production                    37,360       9,805                533            -       47,698
         Depreciation and depletion            10,140       2,320                164        1,532       14,156
         Write-down of investments
           and properties                       6,824           -              1,221          178        8,223
         Other operating expenses               1,615       1,545              2,509        5,595       11,264
        ----------------------------------------------------------------------------------------------------------

         Loss from operations                  (8,194)     (5,185)            (3,930)      (7,305)     (24,614)

         Other income                             406          50                175        2,099        2,730
        ----------------------------------------------------------------------------------------------------------

         Loss before taxes                $    (7,788) $   (5,135)        $   (3,755)  $   (5,206) $   (21,884)
        ==========================================================================================================

         Capital expenditures             $     7,744  $    1,860         $    7,797   $      248  $    17,649
        ==========================================================================================================

         Identifiable assets              $    63,685  $        -         $   42,194   $   57,506  $   163,385
        ==========================================================================================================


        ----------------------------------------------------------------------------------------------------------
                                                    Producing
                                                   properties      Non-producing
         1998 (restated-note 2(h))                       Gold         properties      Corporate          Total
        ----------------------------------------------------------------------------------------------------------
         Revenue                                     $  30,834        $       -      $        -     $   30,834
         Cost of production                             22,258                -               -         22,258
         Depreciation and depletion                      7,785                -              89          7,874
         Write-down of investments and
          properties                                         -                -           1,091          1,091
         Other operating expenses                          669                -           2,480          3,149
        ----------------------------------------------------------------------------------------------------------

         Earnings (loss) from operations                   122                -          (3,660)        (3,538)

         Other income                                       79                -           1,401          1,480

         Earnings (loss) before taxes              $       201        $       -      $   (2,259)    $   (2,058)
        ==========================================================================================================

         Capital expenditures                       $    6,290        $  23,714      $       87     $   30,091
        ==========================================================================================================

         Identifiable assets                         $  47,726        $  42,875      $   28,560     $  119,161
        ==========================================================================================================

     (b) Geographic information:

         ----------------------------------------------------------------------------------------------------------
                                                        United States &              Latin
         2000                                                    Canada            America               Total
         ----------------------------------------------------------------------------------------------------------
         Revenue                                           $     61,560         $        -        $     61,560
         ==========================================================================================================

         Loss from operations                              $    (44,409)        $  (10,360)       $    (54,769)
         ==========================================================================================================

         Loss before taxes                                 $    (42,249)        $  (10,497)       $    (52,746)
         ==========================================================================================================

         Identifiable assets                               $     45,780         $   66,761        $    112,541
         ==========================================================================================================

         ----------------------------------------------------------------------------------------------------------
                                                        United States &              Latin
         1999 (restated-note 2(h))                               Canada            America               Total
         ----------------------------------------------------------------------------------------------------------
         Revenue                                           $     47,755         $    8,972        $     56,727
         ==========================================================================================================

         Loss from operations                              $    (17,799)        $   (6,815)       $    (24,614)
         ==========================================================================================================

         Loss before taxes                                 $    (15,229)        $   (6,655)       $    (21,884)
         ==========================================================================================================

         Identifiable assets                               $    133,697         $   29,688        $    163,385
         ==========================================================================================================


         ----------------------------------------------------------------------------------------------------------
                                                        United States &             Latin
         1998 (restated-note 2(h))                               Canada           America                Total
         ----------------------------------------------------------------------------------------------------------
         Revenue                                           $     30,568       $       266         $     30,834
         ==========================================================================================================

         Loss from operations                              $     (3,563)      $        25         $     (3,538)
         ==========================================================================================================

         Loss before taxes                                 $     (2,083)      $        25         $     (2,058)
         ==========================================================================================================

         Identifiable assets                               $     94,917       $    24,244         $    119,161
         ==========================================================================================================

15.  COMMITMENTS AND CONTINGENCIES:

     (a) Operating leases:

         The Company has entered into operating leases for office premises and equipment. Minimum annual lease payments required are approximately as follows:

         ----------------------------------------------------------------------------------------------------------
                                                                                                 Minimum lease
         Fiscal year                                                                                  payments
         ----------------------------------------------------------------------------------------------------------
         2001                                                                                        $     294
         2002                                                                                              297
         2003                                                                                              298
         2004                                                                                              150
         ----------------------------------------------------------------------------------------------------------
                                                                                                     $   1,039
         ==========================================================================================================


     (b) Reserve for site closure and reclamation costs:

         The Company's operations are affected by federal, state and local laws and regulations concerning environmental protection. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site restoration and other closure activities. The Company's provisions for future site closure and reclamation costs are based on known requirements. It is not currently possible to estimate the impact on operating results, if any, of future legislative or regulatory developments.

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     Accounting practices under Canadian and United States generally accepted accounting principles, as they affect the Company, are substantially the same, except for the following:

     (a) Accounting for income taxes:

         United States accounting principles require the use of the asset and liability method of accounting for income taxes, which is comparable to the Canadian standard adopted in 2000. However, as a result of the Company electing to adopt the Canadian standard without restating prior years, a difference arises effective January 1, 2000 between Canadian accounting principles and United States accounting principles. Canadian accounting principles allow the Company to charge opening deficit with the $6,733,000 additional future income tax liability required to be recognized on adoption of the new Canadian standard. Under United States accounting principles, this charge would have been recorded as an increase to the San Martin and Cerro Blanco mineral properties at the time of the business acquisition. As a result of this difference, the write-down of the Cerro Blanco property costs in 2000 would be $10,194,000 under United States accounting principles.

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (a) Accounting for income taxes (continued):

         Under United States accounting principles, at December 31, 2000, plant and equipment and mine development costs for the San Martin Project would be increased by $4,539,000 over the amount presented under Canadian accounting principles, with a corresponding reduction in deficit, and at December 31, 1999, future income taxes payable would be increased by approximately $6,733,000 over the amount presented under Canadian accounting principles, with a corresponding increase to the carrying value of the San Martin and Cerro Blanco mineral properties. Under United States accounting principles, the amount reported for loss for the December 31, 1999 and 1998 fiscal years would be the same as that presented under Canadian accounting principles.

         The tax effect of the Company's temporary differences that gave rise to the future tax balance as at December 31, 1999 were future tax assets of $8,013,000 primarily for losses carried forward, Alternative Minimum Tax credit carry forwards, inventory and the reserve for reclamation costs, for which a valuation allowance of $4,654,000 was applied, and future tax liabilities of $7,707,000 primarily for plant and equipment and mine development costs and revenue not recognized for tax purposes.

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

         Under United States accounting principles, other assets and unrealized holding gains in shareholders' equity at December 31, 2000 would each be increased by $267,000 (1999 - $239,000).

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (c) Accounting for long-lived assets:

         Under United States accounting principles, the portion of the write-down of investments and properties relating to producing mineral properties would have been calculated using discounted estimated future cash flows. Under such calculation methods, using a discount rate of 5%, an additional $500,000 write-down would have been recorded during 1999. The 1999 increased write-down under United States accounting principles would result in a reduction in the carrying value of assets as at December 31, 1999, which would reduce depreciation and depletion expense for 2000 and the write-down of producing properties for 2000 under United States accounting principles. However, this reduction is not significantly different than the amounts presented under Canadian accounting principles.

         United States accounting principles require long-lived assets held for resale to be disclosed as such. The impact of this would be to reclassify $1,200,000 of plant and equipment from non-producing properties to assets held for resale.

     (d) Stock based compensation:

         Under generally accepted accounting principles in the United States, stock-based compensation is accounted for based on a fair value methodology, although the effects may be disclosed in the notes to the financial statements rather that in the statement of operations, which the Company has elected to do. The fair value of stock options granted to directors, officers and employees and warrants granted to the Company's investment advisor during 2000 was estimated to be $1,152,000 (1999 - $453,000; 1998 - $1,224,000) and accordingly, would have increased the reported losses by the above noted amounts.

     (e) Comprehensive income:

         Generally accepted accounting principles in the United States require that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings (deficit) and additional paid-in capital in the equity section of the balance sheet.

         Under United States accounting principles, other comprehensive income
         (loss) for the year ended December 31, 2000 would be income of $28,000 (1999 - loss of $271,000; 1998 - income of $510,000).

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     (f) Change in revenue recognition accounting policy:

         Under United States accounting principles, the impact of a change in accounting policy is applied prospectively in the period of the change, with the cumulative impact on prior periods reflected in operations for the current period. The Company has accounted for the change in the method of accounting for revenue recognition by retroactively restating the comparative financial statements, as required under Canadian accounting principles.

         Under United States accounting principles, the impact of this change in accounting policy would be to increase the loss for the year ended December 31, 2000 by $347,000 (1999 -decrease loss by $347,000; 1998 -
         nil) compared to the amounts presented under Canadian accounting principles.

     (g) Accounting for start-up costs:

         Accounting principles in the United States require expenditures and revenues recovered during the start-up of operations to be charged to earnings. Under Canadian accounting principles, these costs and recoveries may be deferred prior to the commencement of commercial operations. The impact of this difference for the year ended December 31, 2000 is not significant.

     (h) Earnings (loss) per share:

         United States accounting principles require the treasury method for calculating diluted earnings per share rather than the impacted earnings method as currently required under Canadian accounting principles. There is no impact of this difference during 2000, 1999 or 1998 as the effect of the shares of the Company reserved for issuance on exercise of options and warrants would be anti-dilutive. Effective for the 2001 fiscal year, the CICA has adopted a new earnings per share accounting standard that requires the treasury method, thereby harmonizing Canadian and United States accounting principles.

     (i) Accounting for interests in joint ventures:

         Under United States accounting principles, interests in joint ventures are generally required to either be consolidated or accounted for by the equity method. However, interests in unincorporated joint ventures in the natural resources industry may be accounted for by proportional consolidation, as under Canadian accounting principles. As the Company's 66-2/3% interest in the Marigold Mine, 50% interest in the Cerro San Pedro project and 60% interest in the Cieneguita Project from January 1, 1998 to July 1998 are held through unincorporated joint ventures, there is no difference between United States and Canadian accounting principles.

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     A reconciliation of the net loss for the year as shown in these consolidated financial statements to the net loss for the year in accordance with United States accounting principles, excluding the effects of Statement 123, and to comprehensive income (loss) for the year using United States accounting principles, is as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                   2000               1999                1998
     ----------------------------------------------------------------------------------------------------------
                                                                                (restated-          (restated-
                                                                                note 2(h))          note 2(h))
     Net loss for the year in these consolidated
       financial statements                                 $   (48,682)        $  (21,632)       $     (2,007)
     Adjustment for income taxes                                 (2,194)                 -                   -
     Adjustment for long-lived assets                                 -               (500)                  -
     Adjustment for change in revenue recognition
       accounting policy                                           (347)               347                   -
     ----------------------------------------------------------------------------------------------------------

     Net loss for the year using United States
       accounting principles                                    (51,223)           (21,785)             (2,007)

     Other comprehensive income (loss), net of tax:
         Change in unrealized holding gains on
           investments                                               28               (271)                510
     ----------------------------------------------------------------------------------------------------------

     Comprehensive loss for the year using United
       States accounting principles                         $   (51,195)        $  (22,056)       $     (1,497)
     ==========================================================================================================

     Basic loss per share                                   $    (0.73)         $   (0.33)        $     (0.06)
     ==========================================================================================================

     Diluted loss per share                                 $     (0.73)        $   (0.33)        $     (0.06)
     ==========================================================================================================


     Shareholders' equity under United States accounting principles would be as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     ----------------------------------------------------------------------------------------------------------
     Shareholders' equity:
         Common stock                                                        $    159,045         $    158,717
         Contributed surplus                                                           63                   63
         Unrealized holding gains                                                     267                  239
         Deficit                                                                  (72,299)             (21,076)
     ----------------------------------------------------------------------------------------------------------

                                                                             $     87,076         $    137,943
     ==========================================================================================================

SUPPLEMENTARY DATA :

                   SELECTED QUARTERLY DATA FOR THE YEARS ENDED
                 DECEMBER 31, 2000, 1999, AND 1998 (Expressed in
           thousands of dollars, except for per common share amounts)

                                                    First        Second         Third         Fourth
                                                   Quarter       Quarter       Quarter        Quarter       Total

                                                 (unaudited)   (unaudited)   (unaudited)    (unaudited)   (audited)
Fiscal Year Ended December 31, 2000
   Revenue                                           $15,364       $15,754       $14,694       $ 15,748    $ 61,560
   Gross profit                                        3,228         3,457         2,107          4,884      13,676
   Earnings (loss) from operations                   (2,240)        (2,221)       (8,005)       (42,303)    (54,769)
   Net earnings (loss)                               (1,677)        (1,898)       (7,574)       (37,533)    (48,682)
   Net earnings (loss) per Common Share               (0.02)         (0.03)        (0.11)         (0.54)      (0.70)

Fiscal Year Ended December 31, 1999(restated)        $ 7,986       $14,758       $15,683       $ 18,300    $ 56,727
   Revenue                                               658           521         3,380          4,470       9,029
   Gross profit                                      (3,526)        (4,365)       (4,026)       (12,697)    (24,614)
   Earnings (loss) from operations                   (3,321)        (2,681)       (2,961)       (12,669)    (21,632)
   Net earnings (loss)                                (0.07)         (0.03)        (0.04)         (0.19)      (0.33)
   Net earnings (loss) per Common Share


Fiscal Year Ended December 31, 1998(restated)
   Revenue                                           $ 8,955       $ 8,189       $ 8,244       $  5,446    $ 30,834
   Gross profit                                        3,264         2,417         2,709            186       8,576
   Earnings (loss) from operations                       144          (597)         (182)        (2,903)     (3,538)
   Net earnings (loss)                                   334          (142)          205         (2,404)     (2,007)
   Net earnings (loss) per Common Share                 0.01         (0.00)        (0.00)         (0.07)      (0.06)

Note: Amounts for 1999 and 1998 have been restated for the change in revenue recognition policy.


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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules
         -------------------------------------------------------

         1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                                                           PAGE
         Report of Independent Chartered Accountants                                                         54

         Consolidated Balance Sheets at December 31, 2000 and 1999                                           55

         Consolidated Statements of Operations for the years ended December 31,2000, 1999 and                56
         1998.

         Consolidated Statements of Retained Earnings (Deficit) for the years ended December 31,             57
         2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and               58
         1998

         Notes to Consolidated Financial Statements                                                          59

         2.       Financial schedules included in Part IV, Item 14:
                  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       Exhibits required to be filed by Item 601 of Regulation S-K.
                  Exhibits 21, 23.1 and 23.2 are filed herewith.
                  All other exhibits are incorporated by reference as indicated below.

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

21.               List of Subsidiaries

23.1              Consent of Auditors (KPMG LLP Chartered Accountants

23.2              Consent of Mine Reserves Associates, Inc.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLAMIS GOLD LTD.

By:      "C. Kevin McArthur"                                       March 6, 2001
   -----------------------------------------
   C. Kevin McArthur, President and
   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      "A. Dan Rovig"                                             March 6,2001
   -----------------------------------------
   A. Dan Rovig
   Chairman of the Board

By:      "C. Kevin McArthur"                                       March 6, 2001
   -----------------------------------------
   C. Kevin McArthur, President,
   Chief Executive Officer and Director
   (Principal Executive Officer)

By:      "James R. Billingsley"                                    March 6, 2001
   -----------------------------------------
   James R. Billingsley, Director

By:      "Ian S. Davidson"                                         March 6, 2001
    ----------------------------------------
    Ian S. Davidson, Director

By:      "Jean Depatie"                                            March 6, 2001
   -----------------------------------------
   Jean Depatie, Director

By:      "Leonard Harris"                                          March 6, 2001
   -----------------------------------------
   Leonard Harris, Director

By:      "Kenneth F. Williamson"                                   March 6, 2001
   -----------------------------------------
   Kenneth F. Williamson, Director

By:      "Cheryl S. Maher"                                         March 6, 2001
   -----------------------------------------
   Cheryl S. Maher, Vice President Finance,
   Chief Financial Officer and Treasurer
   (Principal Financial & Accounting Officer)