Form 10-Q
period 2001-03-31
GLAMIS GOLD LTD
filed 2001-05-10
CIK 782819

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------
Commission file number     0-31986    (82-689)
                       --------------------------------------------------------

                                GLAMIS GOLD LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   British Columbia, Canada                                        None
------------------------------                              -------------------
(Jurisdiction of incorporation                                (IRS Employer
       or organization)                                     Identification No.)


                 5190 Neil Road, Suite 310, Reno, Nevada 89502
                 ---------------------------------------------
                    (Address of Principal Executive Offices)

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

The number of shares outstanding of the Registrant's common stock, as of May 4, 2001 was 70,667,562.

================================================================================

GLAMIS GOLD LTD.


                                      INDEX

                                                                                                     Page
                                                                                                     ----

Part I              Financial Statements

           Item 1.  Financial Statements                                                               3

                    Consolidated Balance Sheets as at March 31, 2001 and
                    December 31, 2000                                                                  3

                    Consolidated Statements of Operations for the three months ended March 31,
                    2001 and 2000                                                                      4

                    Consolidated Statements of Deficit for the three months ended March 31, 2001
                    and 2000                                                                           4

                    Consolidated Statements of Cash Flows for the three months ended March 31,
                    2001 and 2000                                                                      5

                    Notes to Interim Consolidated Financial Statements                                 6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                         9

           Item 3.  Qualitative and Quantitative Disclosures About Market Risk                        13

Part II             Other Information                                                                 14

           Item 1.  Legal Proceedings                                                                 14

           Item 2.  Changes in Securities                                                             14

           Item 3.  Defaults Upon Senior Securities                                                   14

           Item 4.  Submission of Matters to a Vote of Security Holders                               14

           Item 5.  Other Information                                                                 14

           Item 6.  Exhibits and Reports on Form 8-K                                                  15

                      Signatures                                                                      16


[Part 1 - Item 1]

CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except per share amounts)

                                                                      MARCH 31,     December 31,
                                                                        2001           2000
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash & equivalents                                                  $  9,748       $ 13,278
  Accounts receivable                                                      906            680
  Taxes recoverable                                                        882          1,238
  Inventories (note 2)                                                  12,706         13,503
  Prepaid expenses and other                                             1,137            322
------------------------------------------------------------------------------------------------
                                                                        25,379         29,021

Plant and equipment and mine development costs, net                     78,972         77,530
Other assets                                                             6,245          5,990
------------------------------------------------------------------------------------------------
                                                                      $110,596       $112,541
================================================================================================

LIABILITIES
Current liabilities:
  Accounts payable & accrued liabilities                               $ 5,902       $  8,475

Reserve for site closure and reclamation costs                          12,653         12,997
Future income taxes                                                      8,119          8,299
------------------------------------------------------------------------------------------------
                                                                        26,674         29,771
SHAREHOLDERS' EQUITY
Share capital (note 3):
  Authorized:
  200,000,000 common shares without par value
      5,000,000 preferred shares, Cdn$10 per share par value,
      issuable in series
  Issued and fully paid:
    70,647,062 (2000-70,097,382) common shares                         159,810        159,045
Contributed surplus                                                         63             63
Deficit                                                                (75,951)       (76,338)
------------------------------------------------------------------------------------------------
                                                                        83,922         82,770
------------------------------------------------------------------------------------------------
                                                                      $110,596       $112,541
================================================================================================

See accompanying notes to consolidated financial statements

Prepared by management without audit
Approved by the Directors:



"signed"                                    "signed"
------------------                          ------------------
C. Kevin McArthur                           A. Dan Rovig
Director                                    Director

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts)

                                             Three months ended March 31,
                                                  2001          2000
                                                            (restated)
-------------------------------------------------------------------------
Revenue                                         $14,427       $15,994
Cost of goods sold                                9,146        12,278
-------------------------------------------------------------------------
                                                  5,281         3,716
-------------------------------------------------------------------------
Expenses
  Depreciation & depletion                        3,417         3,609
  Reclamation                                       247           199
  Exploration                                       285           846
  General & administrative                        1,143         1,405
-------------------------------------------------------------------------
                                                  5,092         6,059
-------------------------------------------------------------------------
Earnings (loss) from operations                     189        (2,343)
Interest expense                                      2             7
Other (income) expense                             (229)         (533)
-------------------------------------------------------------------------
Earnings (loss) before income taxes                 416        (1,817)
Provision for (benefit from) income taxes            29           (37)
-------------------------------------------------------------------------
Net earnings (loss)                             $   387       $(1,780)
=========================================================================
Earnings (loss) per share                       $  0.01       $ (0.02)
=========================================================================
Diluted earnings (loss) per share               $  0.01       $ (0.02)
=========================================================================


CONSOLIDATED STATEMENTS OF DEFICIT
(Expressed in thousands of U.S. dollars)

                                             Three months ended March 31,
                                                  2001          2000
                                                              (restated)
-------------------------------------------------------------------------
Deficit beginning of period                    $(76,338)      $(27,656)
Net earnings (loss)                                 387         (1,780)
Dividends                                            --             --
-------------------------------------------------------------------------
Deficit end of period                          $(75,951)      $(29,436)
=========================================================================

See accompanying notes to consolidated financial statements

Prepared by management without audit

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

                                                    Three months ended March 31,
                                                           2001          2000
                                                                      (restated)
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $  387      $(1,780)
  Adjustments to reconcile net income (loss) to
   net cash provided by operations:
     Depreciation and depletion                             3,417        3,609
     Reserve for site closure and reclamation costs           247          199
     Future income taxes                                     (180)          --
     Changes in accounts receivable                          (226)        (768)
     Changes in taxes recoverable                             356          152
     Changes in inventories                                 1,212         (647)
     Changes in prepaid expenses                             (815)        (193)
     Changes in accounts payable and
         accrued liabilities                               (2,573)        (564)
     Other                                                    (23)          96
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                 $ 1,802      $   104

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
     Purchase of plant and equipment, net of
        disposals                                          (3,090)      (6,323)
     Mineral property acquisition and mine
         development                                       (2,123)      (2,030)
     Reclamation liability expenditures                      (598)        (119)
     Purchase of environmental bonds                         (286)        (107)
--------------------------------------------------------------------------------
NET CASH FLOWS FROM (USED IN)
   INVESTMENT ACTIVITIES                                   (6,097)      (8,579)
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of share capital                                   765          146
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                      765          146
--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                (3,530)      (8,329)
Cash and equivalents, beginning of period                  13,278       55,169
--------------------------------------------------------------------------------
Cash and equivalents, end of period                       $ 9,748      $46,840
================================================================================

See accompanying notes to consolidated financial statements

Prepared by management without audit

                                GLAMIS GOLD LTD.

          Notes to Unaudited Interim Consolidated Financial Statements
                        Three months ended March 31, 2001

1.   GENERAL

In the opinion of management, the accompanying unaudited consolidated balance sheet and consolidated statements of operations, deficit and cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the "Company") as of March 31, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000.

These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's annual report filed on Form 10-K for the year ended December 31, 2000. Certain of the comparative figures have been reclassified to conform with the current period's presentation.

The financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company's consolidated financial statements for the year ended December 31, 2000 except as described in note 5. They have been prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 6 hereof. All amounts are stated in U.S. dollars unless otherwise specified.


2.   INVENTORIES


                                             (in thousands of dollars)
                                     MARCH 31, 2001           December 31, 2000
-------------------------------------------------------------------------------
Finished goods                           $ 1,713                  $ 3,696
Work-in-progress                           9,196                    8,934
Supplies and spare parts                   1,797                      873
-------------------------------------------------------------------------------
                                         $12,706                  $13,503
                                         =======                  =======



3.   SHARE CAPITAL


                                              THREE MONTHS ENDED                       Three months ended
                                                MARCH 31, 2001                           March 31, 2000
--------------------------------------------------------------------------------------------------------------
                                        # OF SHARES     AMOUNT (IN 000'S)        # of Shares    Amount (000's)
--------------------------------------------------------------------------------------------------------------
Issued and fully paid:
Balance at beginning of period          70,097,382          $159,045               69,864,832       $158,717
Issued during the period:

  For cash consideration under
  the terms of Directors' and
  Employee's stock option plan             549,680               765                   98,000            146
                                        ----------          --------               ----------       --------


Balance at end of period                70,647,062          $159,810               69,962,832       $158,863
                                        ==========          ========               ==========       ========


SEGMENT REPORTING

     As at March 31, 2001 and 2000 and for the quarters ended March 31, 2001 and 2000 (in thousands of dollars)

(a)  Operating segments:


                                                  Exploration and
                                       Producing     Development
                                         Mines       Properties      Corporate      Total
------------------------------------------------------------------------------------------------
2001
Revenue                                 $14,124       $    --         $   303      $ 14,427
Earnings (loss) from operations         $ 2,003       $    --         $(1,814)     $    189
Net earnings (loss)                     $ 1,979       $    --         $(1,592)     $    387
Identifiable assets                     $75,170       $11,542         $23,884      $110,596

2000 (restated)
Revenue                                 $15,994       $    --         $    --      $ 15,994
Earnings (loss) from operations         $   (68)      $    --         $(2,275)     $ (2,343)
Net earnings (loss)                     $   (75)      $    --         $(1,705)     $ (1,780)
Identifiable assets                     $60,408       $47,623         $58,361      $166,392
------------------------------------------------------------------------------------------------

(b)  Geographic Information:

As at March 31, 2001 and 2000 and for the quarters ended March 31, 2001 and 2000 (in thousands of dollars)


                                         U.S. & Canada       Latin America & Other         Total
2001
Revenue                                    $  9,592                 $ 4,835              $ 14,427
Earnings (loss) from operations            $ (1,762)                $ 1,951              $    189
Net earnings (loss)                        $ (1,532)                $ 1,919              $    387
Identifiable Assets                        $ 48,991                 $61,605              $110,596


                                         U.S. & Canada       Latin America & Other         Total
2000
Revenue                                    $ 15,994                 $    --              $ 15,994
Earnings (loss) from operations            $ (2,343)                $    --              $ (2,343)
Net earnings (loss)                        $ (1,780)                $    --              $ (1,780)
Identifiable Assets                        $132,057                 $34,335              $166,392


4.   CHANGES IN ACCOUNTING POLICIES

REVENUE RECOGNITION

During the fourth quarter of 2000, as a result of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin 101, the Company changed its method of recognizing revenues from gold sales and has restated the amounts previously reported for revenues, cost of goods sold, depreciation and depletion, and net income (loss) for the first quarter of 2000. The net effect of this change for the three months ended March 31, 2000 was to increase the loss by $0.1 million.

EARNINGS PER SHARE

Effective January 1, 2001, diluted earnings per share have been calculated using the new standards set by the Canadian Institute of Chartered Accountants, which are consistent with the treasury stock method promulgated by U.S. generally accepted accounting principles. Although retroactively applied, there is no effect on the 2000 comparative amounts as the Company incurred a loss during the quarter ended March 31, 2000.

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Accounting in these unaudited interim consolidated financial statements under Canadian and U.S. generally accepted accounting principles is substantially the same except as noted below.

In accounting for investments in equity securities and accounting for derivatives, these differences have no material effect on the amounts presented in the consolidated financial statements as at March 31, 2001 or December 31, 2000, or for the three months ended March 31, 2001 or 2000.

In accounting for income taxes, the future income tax provision provided in connection with the excess purchase price attributable to the San Martin property on the change of accounting policy for income taxes adopted January 1, 2000 was recorded as an adjustment to deficit under Canadian generally accepted accounting principles. Under U.S. rules, this provision would have increased the value attributed to the San Martin property, which would have increased the depreciation and depletion charges for the three months ended March 31, 2001 by $0.1 million.

In accounting for long-lived assets, U.S. accounting principles require that the crusher system held for resale be reclassified from property, plant and equipment into assets held for resale.

                                GLAMIS GOLD LTD.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Glamis Gold Ltd.'s (the "Company's") focus on acquiring and developing low-cost production resulted in a Company average total cash cost of production of $174 per ounce of gold during the first quarter of 2001. The Company completed the first quarter of 2001 with a profit of $0.4 million ($0.01 per share). This compares to a loss of $1.8 million ($0.02 per share) in the first quarter of 2000. The largest factor in the Company's improved performance is the commencement of production at the San Martin Mine in Honduras. Production of 22,391 ounces of gold at a total cash cost of production of $122 per ounce of gold from San Martin helped the Company achieve the low total cash cost per ounce of $174 and provide $1.8 million in cash flow from operations during the first quarter of 2001. The results in the first quarter 2001 were achieved despite market prices for gold that averaged $263 per ounce, $27 per ounce less than during the first quarter of 2000.

The Company's performance in the first quarter of 2000 was hampered by production problems at the Dee Mine (since closed) where total cash costs of production of $431 per ounce during the first quarter drove the Company's total cash cost per ounce up to $231, resulting in a loss of $1.8 million and cash flow from operations of $0.1 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $19.5 million at March 31, 2001, a decrease of $1.0 million from December 31, 2000. Long term liabilities were $20.8 million at March 31, 2001,consisting of reserves for future reclamation costs of $12.7 million ($13.0 million at December 31, 2000) and reserves for future income taxes of $8.1 million ($8.3 million at December 31, 2000). The Company continues to have no long-term debt.

Capital expenditures totaled $5.5 million for the first quarter of 2001 compared to $8.9 million during the same period in 2000. The expansion at the San Martin Mine accounted for $3.3 million, deferred stripping at the Rand Mine was $1.2 million, and completion of the buy-in at Minera San Xavier (the Cerro San Pedro Project) accounted for $0.7 million. During the first quarter of 2000, the San Martin Mine construction accounted for $7.7 million of the capital expenditures. Deferred stripping at Rand ($0.5 million) and Marigold ($0.3 million) were the other significant items in 2000. All capital expenditures during 2000 and to date in 2001 were financed from the Company's working capital. The Company currently plans to finance all capital expenditures during 2001 from internal funds.

During the first three months of 2001 the Company's operations provided $1.8 million in cash compared to $0.1 million in cash provided during the first quarter of 2000. The Company's producing properties provided $4.6 million during the first quarter of 2001 compared to $3.6 million during the first quarter of 2000, despite the average price per ounce received for gold declining from $296 to $262 in the respective quarters. Comparative production highlights of the first three months of 2001 and 2000 respectively are as follows:

PRODUCTION/REVENUE DATA


                                                GLAMIS GOLD LTD.
                                               THREE MONTHS ENDED
----------------------------------------------------------------------
                                           MARCH 31,        March 31,
                                                2001            2000
----------------------------------------------------------------------

Gold ounces produced                           49,089          52,779
Gold ounces sold                               54,983          54,083
Average revenue per ounce                       $ 262           $ 296
Average market price per ounce                  $ 263           $ 290
Total cash cost per ounce                       $ 174           $ 231
Total production cost per ounce                 $ 217           $ 292
----------------------------------------------------------------------


OPERATIONS REVIEW

MINE PRODUCTION


                                         THREE MONTHS ENDED                     Three months ended
--------------------------------------------------------------------------------------------------------
                                   MARCH 31,2001    MARCH 31,2001      March 31, 2000      March 31,2000
                              TOTAL CASH COST OF      GOLD OUNCES     Total cash cost        Gold ounces
Mine                                  PRODUCTION         PRODUCED       of production           produced
--------------------------------------------------------------------------------------------------------
Rand                                       $ 228           13,901                $173             22,907
San Martin                                 $ 122           22,391                  --                 --
Marigold (1)                               $ 208           12,797                $196             13,521
Daisy (2)                                     --               --                $165              5,118
Dee (2)                                       --               --                $431             10,844
Picacho (2)                                   --               --                $180                389
--------------------------------------------------------------------------------------------------------

(1)  Marigold is 66.7% owned.
(2)  The Daisy, Dee and Picacho mines are currently in reclamation.

RAND MINE, CALIFORNIA

The mine produced 13,901 ounces of gold for the three months ended March 31, 2001 compared to 22,907 ounces produced for a comparable period in 2000. A planned stripping campaign negatively impacted production, which is expected in increase during the balance of the year. Management expects Rand to produce approximately 75,000 ounces of gold this year. Total cash costs of production this quarter were $228 per ounce. A major stripping program in 2000 also impacted ounces produced during the first quarter a year ago, although higher production resulted in the total cash cost being lower at $173 per ounce.

SAN MARTIN MINE, HONDURAS

The San Martin Mine began commercial production in January 2001. During the first quarter of 2001 the mine produced 22,391 ounces of gold at a total cash cost of $122 per ounce. Expansion of the mine has already begun. The Company expended $3.3 million on capital projects during the first quarter, primarily for the Phase 2 leach pad construction. This work is scheduled to be complete during the second quarter 2001.

MARIGOLD MINE, NEVADA

The 66.7%-owned Marigold Mine produced 12,797 ounces of gold for the Company's account during the first quarter of 2001 compared to 13,521 ounces of gold during the same period in 2000. The total cash cost per ounce of production was $208 in 2001 compared to $196 in 2000. However, total cash cost of production for the first quarter of 2001 was budgeted at $213 per ounce. Including severance payments made as a result of a planned staffing reduction that accounted for $7 per ounce of the costs, this was a strong performance by Marigold. Marigold continues its outstanding safety record, completing 9.2 years without a lost-time accident.

The Final Environmental Impact Statement in support of expanded mining and processing areas at Marigold was released in March 2001 by the Bureau of Land Management, and recommended the Marigold proposal as the preferred alternative. The Company expects a Record of Decision approving this project during 2001.


PROJECTS

CERRO SAN PEDRO PROJECT, SAN LUIS POTOSI, MEXICO

At the Cerro San Pedro Project, acquired as part of the May, 2000 purchase of Cambior de Mexico (renamed Glamis de Mexico), the Company completed its buy-in of 50% of the project in January 2001. Capital expenditures of $0.4 million during the first quarter consisted primarily of construction of the new La Zapitilla village and on-going project development. Preparation of a comprehensive action plan for the structural stabilization and monitoring program of the San Pedro Apostal church (a historic landmark) began in April.

IMPERIAL PROJECT, CALIFORNIA

On March 12, 2001, the Company filed an appeal of the Record of Decision issued by the U.S. Department of the Interior on January 16, 2001 denying the Company's plan of operations for the Imperial Project. The appeal was filed in the United States District Court for the District of Columbia and challenges the Record of Decision on grounds that it violates (i) existing law, including the Federal Land Policy and Management Act of 1976, the General Mining Law and the California Desert Protection Act of 1994, (ii) various of the rules, regulations and policies of the Department of the Interior and the Bureau of Land Management, and (iii) the Establishment Clause of the United States Constitution. The Company cannot predict the outcome of this litigation or when a final decision may be rendered. As a result of the negative Record of Decision issued on January 16, 2001, the Company wrote off the carrying value ($14.3 million) of the Imperial Project, effective December 31, 2000.


EXPLORATION

The Company had $0.3 million in exploration expenses during the first quarter of 2001 compared to $0.8 million in the same period in 2000. Of the $0.3 million, $0.1 million related to write-offs of small projects in El Salvador acquired as part of Mar-West Resources in 1998. The Company plans to close its exploration office in El Salvador this year. The focus of the Company's exploration in Central America this year will be at San Martin. A 4,600 meter drilling program is planned for the Palo Alto area and Rosa pit. Drilling began in February and is ongoing. Additional soil-sampling programs are also in progress.

Little activity was scheduled at other prospects. At the Viento Frio property in Panama, permits to drill were received in March and drilling is planned to begin in May. At the Millennium Project at Marigold, drilling began in February and continues. Drilling is planned for reserve expansion as well as to facilitate the permitting portion of the project.


RECLAMATION ACTIVITIES

DEE MINE, NEVADA

The Dee Mine produced 2,194 ounces of gold in the first quarter of 2001. The proceeds of the gold sales were credited against reclamation expenditures. The Dee Mine, which has worked 8 years without a lost-time accident, continues with reclamation and closure activities. Final closure reports for heaps #1 and #3 were submitted to the regulatory agencies.

DAISY MINE, NEVADA

The Daisy Mine produced 450 ounces of gold during the quarter, the proceeds of which were credited against reclamation expenditures. Both the Bureau of Land Management ("BLM") and the Nevada Division of Environmental Protection conducted inspections during the quarter, with no concerns noted. The BLM returned late in March to review the Final Permanent Closure Plan. The mine is expected to complete closure and reclamation this year.

PICACHO MINE, CALIFORNIA

Reclamation continues and is expected to be complete in 2001. All material/solution testing is scheduled to be completed and submitted to the California Regional Water Quality Control Board by the end of April.


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

ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As noted in Item 7 "Other Risks" in the Company's Form 10-K, the Company is subject to changes in metals prices that directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company's control, in appropriate circumstances, it is possible to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called "derivatives," the value of which is "derived" from movements in the prices or rates associated with the underlying product.

The Company's hedging policies give the Company discretion to protect its cash flows by use of forward contracts, spot deferred contracts, and options, in any combination. The Company continuously monitors any open positions with respect to the unrealized gains and losses.

During 1999, in light of falling gold prices and the prospect of committing significant funds to the new San Martin project in Honduras, the Company opted to protect its cash flows during the construction and start-up phases at San Martin from further weakness in the gold market by entering into a moderate hedging program. In 2000, and to date in 2001, the Company has not entered into any new hedge programs.

The Company also invests cash balances in short-term investments that are subject to interest rate fluctuations. Because these investments are in highly liquid, short-term instruments, any impact of an interest rate change would not be material.

The table below sets forth the positions of the Company at March 31, 2001 and December 31, 2000. Fair values are estimated based on market quotations of the variables based on contracted maturity dates.



                         Positions as at March 31, 2001
          (in thousands of U.S. dollars, except for per ounce amounts)

-----------------------------------------------------------------------------------------------------
                    Assets:           Derivatives:      Gold Put          Gold Call         Gold Call
                    Short-term        Gold Forward      Options           Options           Options
                    Investments       Sales             Purchased         Sold              Purchased
-----------------------------------------------------------------------------------------------------
Maturity 2001
  Investments           $8,119             --               --                --               --
  Ounces                    --             --               --            42,000               --
  Average
  price per
  ounce                     --             --               --              $298               --
  Fair Market
  Value                 $8,119             --               --               Nil               --
-----------------------------------------------------------------------------------------------------


                        Positions as at December 31, 2000
          (in thousands of U.S. dollars, except for per ounce amounts)

-----------------------------------------------------------------------------------------------------
                    Assets:           Derivatives:      Gold Put          Gold Call         Gold Call
                    Short-term        Gold Forward      Options           Options           Options
                    Investments       Sales             Purchased         Sold              Purchased
-----------------------------------------------------------------------------------------------------
Maturity 2001
  Investments           $11,496            --               --                --               --
  Ounces                     --            --               --            62,000               --
  Average
  price per
  ounce                      --            --               --              $294               --
  Fair Market
  Value                 $11,496            --               --               Nil               --
-----------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS:

     1) On November 3, 2000, the Company was served with a lawsuit commenced by American Mine Services, Inc., et al ("AMS") in the Nevada State District Court in Elko, Nevada. The suit involved a contract between a subsidiary of the Company and AMS for underground contract mining at the Dee Mine that was terminated by the Company for non-performance in November 1999. The complaint alleges damages for breach of contract in the amount of $417,960. The Company has answered the complaint and filed a counterclaim for breach of contract by AMS. Initial discovery proceedings have begun in the case. The Company cannot predict the outcome of this litigation or when a final determination will be made.

     2) On March 12, 2001, the Company filed an appeal of the Record of Decision issued by the U.S. Department of the Interior on January 16, 2001 denying the Company's plan of operations for the Imperial Project. The appeal was filed in the United States District Court for the District of Columbia and challenges the Record of Decision on grounds that it violates
     (I) existing law, including the Federal Land Policy and Management Act of 1976, the General Mining Law and the California Desert Protection Act of 1994, (ii) various of the rules, regulations and policies of the Department of the Interior and the Bureau of Land Management, and (iii) the Establishment Clause of the United States Constitution. The Company cannot predict the outcome of this litigation or when a final decision may be rendered.

ITEM 2    CHANGES IN SECURITIES: None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Company held its Annual General Meeting on May 3, 2001. At the meeting, 9 shareholders holding 3,329 shares were present in person and 721 shareholders holding 56,278,677 shares were represented by proxy.

     At the meeting, all shares present in person or by proxy voted in favor of the following:

1)   The election of Directors:


     NOMINEE                  IN FAVOR         AGAINST       WITHHELD       ABSTAIN       NOT VOTED      INSIDERS
A. Dan Rovig                 55,859,100            0          33,773        385,804           0             0
C. Kevin McArthur            55,854,800            0          38,073        385,804           0             0
James R. Billingsley         55,802,677            0          90,196        385,804           0             0
Leonard Harris               55,821,077            0          71,796        385,804           0             0
Jean Depatie                 55,847,877            0          44,996        385,804           0             0
Ian S. Davidson              55,863,477            0          29,396        385,804           0             0
Kenneth F. Williamson        55,866,027            0          26,846        385,804           0             0

2)   Appointment of KPMG LLP, Chartered Accountants, as auditors of the Company:


                     IN FAVOR            AGAINST         WITHHELD         ABSTAIN         NOT VOTED      INSIDERS
                    55,818,026           261,449          9,974           189,227            1               0



ITEM 5    OTHER INFORMATION: None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K:

               a)   Exhibits: None


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



                                    GLAMIS GOLD LTD.
                                    ----------------
                                       (registrant)


Date:  May 9, 2001                  "signed"
                                    ----------------
                                    Cheryl S. Maher
                                    Vice President Finance
                                    Chief Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)