Form 10-Q
period 2001-06-30
GLAMIS GOLD LTD
filed 2001-08-14
CIK 782819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number	0-31986	(82-689)

GLAMIS GOLD LTD. _______________________________________________________ (Exact name of Registrant as specified in its charter)

British Columbia, Canada None _____________________________________________________________________________________ (Jurisdiction of incorporation or organization) (IRS Employer Identification No.)

5190 Neil Road, Suite 310, Reno, Nevada 89502 ___________________________________________________________________________ (Address of Principal Executive Offices)

775-827-4600 ____________________________________________________________________________ (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 180 days.
Yes  X ____   No _____.

The number of shares outstanding of the Registrant’s common stock, as of August 10, 2001 was 71,350,362.

Glamis Gold Ltd.

[Part 1 – Item 1]

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2001	2000

Assets

Current assets:

Cash & equivalents	$9,090	$13,278

Accounts receivable	1,156	680

Taxes recoverable	1,054	1,238

Inventories (note 2)	11,683	13,503

Prepaid expenses and other	900	322

	23,883	29,021

Plant and equipment and mine development costs, net	83,125	77,530

Other assets	5,239	5,990

	$112,247	$112,541

Liabilities

Current liabilities:

Accounts payable & accrued liabilities	$6,004	$8,475

Reserve for site closure and reclamation costs	12,311	12,997

Future income taxes	8,089	8,299

	26,404	29,771

Shareholders’ equity

Share capital (note 3):

Authorized:

200,000,000 common shares without par value 5,000,000 preferred shares, Cdn$10 per share par value, issuable in series Issued and fully paid:

71,275,362(2000–70,097,382) common shares	160,715	159,045

Contributed surplus	63	63

Deficit	(74,935)	(76,338)

	85,843	82,770

	$112,247	$112,541

See accompanying notes to consolidated financial statements

Prepared by management without audit

Approved by the Directors:

“signed” C. Kevin McArthur Director	“signed” A. Dan Rovig Director

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended June 30		Six months ended June 30

	2001	2000	2001	2000

		(restated)		(restated)

Revenue	$14,505	$16,572	$28,932	$32,566

Cost of goods sold	9,205	12,812	18,351	25,090

	5,300	3,760	10,581	7,476

Expenses

Depreciation & depletion	2,978	3,401	6,395	7,066

Reclamation	267	213	514	412

Exploration	563	870	848	1,716

General & administrative	1,052	1,396	2,195	2,801

	4,860	5,880	9,952	11,995

Earnings (loss) from operations	440	(2,120)	629	(4,519)

Interest expense	1	6	3	13

Other (income) expense	(640)	(401)	(869)	(934)

Earnings (loss) before income taxes	1,079	(1,725)	1,495	(3,598)

Provision for income taxes	63	72	92	35

Net earnings (loss)	$1,016	$(1,797)	$1,403	$(3,633)

Basic Earnings (loss) per share	$0.01	$(0.03)	$0.02	$(0.05)

See accompanying notes to consolidated financial statements

Prepared by management without audit

Consolidated Statements of Deficit

(Expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30

	2001	2000	2001	2000

Deficit, Beginning of period	$(75,951)	$(29,492)	$(76,338)	$(27,656)

Net Earnings (loss) for the period	1,016	(1,797)	1,403	(3,633)

Dividends	—	—	—	—

Deficit, end of period	$(74,935)	$(31,289)	$(74,935)	$(31,289)

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Three months ended June 30		Six months ended June 30

	2001	2000	2001	2000

		(restated)		(restated)

Cash flows from operating activities
Net earnings (loss) for the period	$1,016	$(1,797)	$1,403	$(3,633)

Adjustments to reconcile net earnings (loss) to net cash provided by operations:

Depreciation and depletion	2,978	3,401	6,395	7,066

Reserve for site closure and reclamation costs	267	213	514	412

Future income taxes	(30)	—	(210)	—

Changes in accounts receivable	(250)	222	(476)	46

Changes in taxes recoverable	(172)	37	184	189

Changes in inventories	608	525	1,820	(66)

Changes in prepaid expenses	237	(15)	(578)	(208)

Changes in accounts payable and accrued liabilities	191	(790)	(2,382)	(1,354)

Other	(822)	(119)	(845)	(671)

Net cash provided by (used in) operations	4,023	1,677	5,825	1,781

Cash flows from (used in) investing activities

Purchase of plant and equipment, net of disposals	(803)	(7,017)	(3,893)	(13,340)

Mineral property acquisition and mine development costs	(5,309)	(11,263)	(7,432)	(13,293)

Reclamation liability expenditures	(556)	(250)	(1,154)	(369)

Purchase/release of environmental bonds	1,000	(387)	714	(494)

Proceeds from sale of investments	82	—	82	—

Net cash flows from (used in) investment activities	(5,586)	(18,917)	(11,683)	(27,496)

Cash flows from financing activities

Issuance of share capital	905	84	1,670	230

Net cash flows from financing activities	905	84	1,670	230

Increase (decrease) in cash and equivalents	(658)	(17,156)	(4,188)	(25,485)

Cash and equivalents, beginning of period	9,748	46,840	13,278	55,169

Cash and equivalents, end of period	$9,090	$29,684	$9,090	$29,684

See accompanying notes to consolidated financial statements

Prepared by management without audit

Glamis Gold Ltd.

Notes to Unaudited Interim Consolidated Financial Statements
(tables expressed in thousands of United States dollars)
Six months ended June 30, 2001

1.    General

In the opinion of management, the accompanying unaudited consolidated balance sheet and consolidated statements of operations, deficit and cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Glamis Gold Ltd. (the “Company”) as of June 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and 2000.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2000. Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

The financial statements are prepared using the same accounting policies and methods of application as those disclosed in note 2 to the Company’s consolidated financial statements for the year ended December 31, 2000, except as described in note 4. They have been prepared in accordance with accounting principles generally accepted in Canada which conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 5 hereof. All amounts are stated in U.S. dollars unless otherwise specified.

2.    Inventories

	(in thousands of dollars)
	June 30, 2001	December 31, 2000

Finished goods	$1,208	$3,696

Work-in-progress	8,620	8,934

Supplies and spare parts	1,855	873

	$11,683	$13,503

3.    Share Capital

	Six months ended		Six months ended
	June 30, 2001		June 30, 2000

	# of Shares	Amount (in 000's)	# of Shares	Amount (000's)

Issued and fully paid:

Balance at beginning of period	70,097,382	$159,045	69,864,832	$158,717

Issued during the period:

For cash consideration under	1,177,980	1,670	159,800	$230

the terms of Directors’ and Employee’s stock option plan

Balance at end of period	71,275,362	$160,715	70,024,632	$158,947

Segment Reporting

(a) Operating segments:

As at June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000
(in thousands of dollars)

		Exploration and
	Producing	Development
	Mines	Properties	Corporate	Total

2001

Revenue	$28,065	$—	$867	$28,932

Earnings (loss) from operations	$4,498	$(672)	$(3,197)	$629

Net earnings (loss)	$4,713	$(672)	$(2,638)	$1,403

Identifiable assets	$79,257	$11,542	$21,448	$112,247

2000 (restated) Revenue	$32,566	$—	$—	$32,566

Earnings (loss) from operations	$132	$(1,716)	$(2,935)	$(4,519)

Net earnings (loss)	$119	$(1,716)	$(2,036)	$(3,633)

Identifiable assets	$54,153	$71,867	$37,428	$163,448

(b) Geographic Information:

As at June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000
(in thousands of dollars)

		Latin America
	U.S. & Canada	& Other	Total

2001

Revenue	$18,449	$10,483	$28,932

Earnings (loss) from operations	$(2,599)	$3,228	$629

Net earnings (loss)	$(1,742)	$3,145	$1,403

Identifiable Assets	$45,331	$66,916	$112,247

		Latin America
	U.S. & Canada	& Other	Total

2000 (restated) Revenue	$32,566	$—	$32,566

Earnings (loss) from operations	$(3,689)	$(830)	$(4,519)

Net earnings (loss)	$(2,803)	$(830)	$(3,633)

Identifiable Assets	$105,507	$57,941	$163,448

4.    Changes in Accounting Policies

Revenue recognition

During the fourth quarter of 2000, as a result of the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 101, the Company changed its method of recognizing revenues from gold sales and has restated the amounts previously reported for revenues, cost of goods sold, depreciation and depletion, and net earnings (loss) for 2000. The net effect of this change for the three months ended June 30, 2000 was to decrease the reported loss by $101,000, while the restatement for the six months ended June 30, 2000 was to increase the loss by $58,000.

Earnings per share

Effective January 1, 2001, diluted earnings per share have been calculated using the new standards set by the Canadian Institute of Chartered Accountants, which are consistent with the treasury stock method promulgated by U.S. generally accepted accounting principles. Although retroactively applied, there is no effect on the 2000 comparative amounts as the Company incurred a loss during the three months and six months ended June 30, 2000.

5.   Differences Between Canadian and United States Generally Accepted Accounting Principles

Accounting in these unaudited interim consolidated financial statements under Canadian and U. S. generally accepted accounting principles is substantially the same except as noted below.

In accounting for investments in equity securities and accounting for derivatives, these differences have no material effect on the amounts presented in the consolidated financial statements as at June 30, 2001 or December 31, 2000, or for the three months or six months ended June 30, 2001 or 2000.

In accounting for income taxes, the future income tax provision provided in connection with the excess purchase price attributable to the San Martin property on the change of accounting policy for income taxes adopted January 1, 2000 was recorded as an adjustment to deficit under Canadian generally accepted accounting principles. Under U.S. rules, this provision would have increased the value attributed to the San Martin property, which would have increased the depreciation and depletion charges for the three months ended June 30, 2001 by $0.3 million ($0.4 million for the six months ended June 30, 2001).

In accounting for long-lived assets, U.S. accounting principles require that the crusher system held for resale be reclassified from property, plant and equipment into assets held for resale.

Glamis Gold Ltd.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results
              of Operations

Financial Review

The Company reported earnings for the three months ended June 30, 2001 of $1.0 million ($0.01 per share) compared to a loss of $1.8 million ($0.03 per share) in the same period of 2000. Earnings for the first six months of 2001 of $1.4 million ($0.02 per share) compared to a loss of $3.6 million ($0.05 per share) in the first six months of 2000. The improvement is directly attributable to the new San Martin Mine operation, as well as improved performance at the Marigold Mine.

The Company continued its steady improvement during the second quarter of 2001 as total cash costs of production declined to $171 per ounce of gold compared to $224 per ounce in the same period of 2000. The Company’s total cash cost of production for the first six months of 2001 declined to $173 per ounce compared to $228 per ounce for the six months ended June 30, 2000. The Company produced 51,369 ounces of gold in the second quarter of 2001, and 100,458 ounces of gold in the six months ended June 30, 2001, compared to 54,984 ounces in the second quarter of 2000 and 107,763 ounces in the six months ended June 30, 2000.

The elimination of the high-cost production from the Dee Mine of 28,002 ounces at a total cash cost of production of $348 per ounce during the first half of 2000 has been replaced with more profitable production from the new San Martin Mine (42,302 ounces at a total cash cost per ounce of production of $135 during the first six months of 2001) and an increase in production, at lower costs, from the Marigold Mine. The actual decline in ounces produced for the comparable quarters and six months to date is the result of the scheduled major stripping program at the Rand Mine where production slowed to 27,480 ounces in the first six months of 2001 (13,579 ounces for the second quarter) from 48,767 ounces during the first half in 2000 (25,860 ounces for the second quarter).

The Company’s improved earnings were achieved despite disappointing gold prices that averaged $266 during the first six months of 2001 compared to $285 in the same period in 2000. Revenue per ounce of gold declined to $268 during the first six months of 2001 from $289 during the same period of 2000. Revenue during the second quarter was $273 per ounce of gold, compared to $284 in the second quarter 2000.

Reduced general and administrative expense also contributed to the Company’s improved performance. General and administrative expense decreased by $0.6 million for the first six months of 2001 due to decreased expenditures for tax and accounting work that had resulted from prior years’ acquisitions. The general and administrative expenses in the second quarter of 2001 were 25% below the same period in 2000, for the same reason as mentioned above. Interest and other income was higher in the second quarter of 2001 than in 2000 as the Company realized substantial interest income from several amended tax returns dating from 1992-1995. For the six-month period, interest and other income were comparable to the same period of 2000.

There were no acquisitions during the first six months of 2001, although the Company continues to actively seek growth opportunities. During the second quarter of 2000, the Company acquired Cambior de Mexico S.A. de C.V. (“Cambior de Mexico”) from Cambior Inc. for $7.2 million in cash plus $0.3 million in transaction costs. Cambior de Mexico was subsequently renamed Glamis de Mexico S.A. de C.V. The Cerro San Pedro Project was part of this acquisition and is discussed under “Projects”.

Liquidity and Capital Resources

The Company had working capital of $17.9 million at June 30, 2001, a decrease of $2.6 million from December 31, 2000. Long term liabilities were $20.4 million at June 30, 2001, only slightly reduced from March 31, 2001 ($20.8 million) and $21.3 million at December 31, 2000. This amount consists of reserves for future reclamation costs of $12.3 million ($13.0 million at December 31, 2000) and future income taxes of $8.1 million ($8.3 million at December 31, 2000). The Company continues to have no long-term debt.

Capital expenditures totaled $5.3 million for the second quarter of 2001 ($10.8 million for the year). This compares to $18.3 million in the second quarter of 2000 ($27.2 million during the first six months) when the San Martin Mine was being constructed. During the second quarter of 2001, the expansion at the San Martin Mine accounted for $0.9 million, deferred stripping at the Rand Mine was $2.8 million, and development costs at the Marigold Mine of $0.9 million were the most significant expenditures. All capital expenditures to date in 2001 were financed from the Company’s working capital.

The Company had a positive cash flow from operations of $4.0 million during the second quarter of 2001, comparing favorably with the $1.7 million generated in the second quarter of 2000. During the first six months of 2001 the Company’s cash flow from operations was $5.8 million compared to $1.8 million provided during the first six months of 2000. The Company’s mines provided $4.8 million in cash during the second quarter of 2001 ($9.4 million during the first six months of 2001) compared to $3.5 million and $7.1 million respectively during 2000. Strong cash flows from both the Marigold Mine and San Martin Mine were responsible for the increases. Comparative production highlights of the last three and six month periods of 2001 and 2000 respectively are as follows:

Production/Revenue Data

	Three months ended		Six months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Gold ounces produced	51,369	54,984	100,458	107,763

Gold ounces sold	53,065	58,415	108,048	112,498

Average revenue per ounce	$273	$284	$268	$289

Average market price per ounce	$268	$280	$266	$285

Total cash cost per ounce	$171	$224	$173	$228

Total cost per ounce	$216	$284	$219	$288

OPERATIONS REVIEW

Mine Production

	Three months ended		Three months ended

	June 30, 2001	June 30, 2001	June 30, 2000	June 30, 2000
	Total cash cost	Gold ounces	Total cash cost	Gold ounces
Mine	of production	produced	of production	produced

Rand	$233	13,579	$158	25,860

San Martin	$150	19,911	—	—

Marigold (1)	$146	17,879	$267	9,985

Daisy (2)	—	—	$243	1,981

Dee (2)	—	—	$296	17,158

Picacho (2)	—	—	—	—

(1)	Marigold is 66.7% owned.

(2)	The Daisy, Dee and Picacho mines are currently closed and in reclamation.

	Six months ended		Six months ended

	June 30, 2001	June 30, 2001	June 30, 2000	June 30, 2000
	Total cash cost	Gold ounces	Total cash cost	Gold ounces
Mine	of production	produced	of production	produced

Rand	$231	27,480	$165	48,767

San Martin	$135	42,302	—	—

Marigold (1)	$172	30,676	$227	23,506

Daisy (2)	—	—	$187	7,099

Dee (2)	—	—	$348	28,002

Picacho (2)	—	—	$200	389

(1)	Marigold is 66.7% owned.

(2)	The Daisy, Dee and Picacho mines are currently closed and in reclamation.

Rand Mine, California

The mine produced 13,579 ounces of gold during the second quarter 2001 bringing total production to 27,480 for the six-month period ending June 30, 2001. This compares to 25,860 ounces produced for the quarter and 48,767 year to date for the comparable period in 2000. The final major stripping campaign planned for Rand negatively impacted gold production, which is expected to increase during the balance of the year. Management continues to expect the mine to produce in excess of 70,000 ounces of gold this year. Total cash costs of production this quarter were $233 per ounce, compared to $158 in the same period of 2000, primarily as a result of the decreased gold production.

San Martin Mine, Honduras

The San Martin Mine began commercial production in January 2001. During the first six months of 2001 production was 42,302 ounces of gold with 19,911 ounces coming during the second quarter of 2001. Total cash costs of production for the second quarter were $150 per ounce of gold, slightly higher than the year-to-date average of $135 per ounce. Expansion of the mine continued in the second quarter. The Company expended $0.9 million on capital projects during the second quarter ($4.2 million year-to-date), primarily for the Phase 2 leach pad construction. This work was completed during July 2001.

Marigold Mine, Nevada

The 66.7%-owned Marigold Mine produced 17,879 ounces of gold for the Company’s account during the first quarter of 2001 at a total cash cost of $146 per ounce of gold. This compares to 9,985 ounces of gold during the same period in 2000 when the total cash cost was $267 per ounce. In addition to a strong quarter of production, the Company’s exploration efforts at the Millennium Project at Marigold added over 600,000 contained ounces of gold to reserves. As a result of a preliminary feasibility study released on July 23, 2001, the Company is investigating several operating alternatives to expand the Marigold Mine.

The Final Environmental Impact Statement in support of expanded mining and processing areas at Marigold was released in March 2001 by the Bureau of Land Management, and recommended the Marigold proposal as the preferred alternative. The increased bonding required for the expansion was funded July 24, 2001 and the Company expects the Record of Decision to be released during the third quarter.

PROJECTS

Cerro San Pedro Project, San Luis Potosi, Mexico

At the Cerro San Pedro Project, acquired as part of the May 2000 purchase of Cambior de Mexico (renamed Glamis de Mexico), the Company completed its buy-in of 50% of the project in January 2001. Expenditures during the second quarter consisted primarily of final expenses for construction of the new La Zapitilla village and relocation of a 1.5km road.

Imperial Project, California

On March 12, 2001, the Company filed an appeal of the Record of Decision issued by the U.S. Department of the Interior on January 16, 2001 denying the Company’s plan of operations for the Imperial Project. The appeal was filed in the United States District Court for the District of Columbia and challenges the Record of Decision on grounds that it violates (i) existing law, including the Federal Land Policy and Management Act of 1976, the General Mining Law and the California Desert Protection Act of 1994, (ii) various of the rules, regulations and policies of the Department of the Interior and the Bureau of Land Management, and (iii) the Establishment Clause of the United States Constitution. There was no change in the status of this appeal during the second quarter of 2001. The Company cannot predict the outcome of this litigation or when a final decision may be rendered. As a result of the negative Record of Decision issued on January 16, 2001, the Company wrote off the carrying value ($14.3 million) of the Imperial Project, effective December 31, 2000.

EXPLORATION

The Company incurred $0.6 million in exploration expenses during the second quarter of 2001. Of the $0.6 million, $0.3 million was spent on a two month drilling program at the San Martin Mine, the results of which are being analyzed and incorporated into this year’s modeling and planning process.

At the Viento Frio property in Panama drilling began in late June but was immediately hampered by drill failures; a replacement drill rig is being mobilized to the site.

Expenditures in Guatemala and Mexico ($0.2 million ) were primarily for land and holding costs.

RECLAMATION ACTIVITIES

Dee Mine, Nevada

The Dee Mine produced 317 ounces of gold in the second quarter of 2001. The proceeds of the gold sales were credited against reclamation expenditures. The Dee Mine continues with reclamation and closure activities. The Company is waiting to finalize a Reclamation Bonding Release application and bond reduction filing which was submitted in May 2001.

Daisy Mine, Nevada

The Daisy Mine produced 347 ounces of gold during the quarter, the proceeds of which were credited against reclamation expenditures The mine is expected to complete closure and reclamation this year.

Picacho Mine, California

All material/solution testing was completed and submitted to the California Regional Water Quality Control Board which issued a release to the Company on May 9, 2001. Reclamation continues and is expected to be complete in 2001, except for post-closure monitoring of re-vegetation success.

Forward-Looking Statements

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information presented constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, the timing and amount of estimated future production, costs of production, capital expenditures, reserve determination, costs and timing of the development of new deposits, the Company’s hedging practices, permitting time lines, and the timing and possible outcome of pending litigation involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the actual results of current exploration activities, actual results of current reclamation activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of gold, as well as those factors discussed in the section entitled “Other Considerations” in the Company’s Form 10-K. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

Item 3   Qualitative and Quantitative Disclosures About Market Risk

As noted in Item 7 “Other Risks” in the Company’s Form 10-K, the Company is subject to changes in metals prices that directly impact its profitability and cash flows. Because the markets in which the Company sells its products set prices outside of the Company’s control, in appropriate circumstances, it is possible to reduce the impact of negative price movements through hedging transactions. These hedging transactions utilize so-called “derivatives,” the value of which is “derived” from movements in the prices or rates associated with the underlying product.

The Company’s hedging policies give the Company discretion to protect its cash flows by use of forward contracts, spot deferred contracts, and options, in any combination. The Company continuously monitors any open positions with respect to the unrealized gains and losses.

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

The table below sets forth the positions of the Company at June 30, 2001 and December 31, 2000. Fair values are estimated based on market quotations of the variables based on contracted maturity dates.

Positions as at June 30, 2001
(in thousands of U.S. dollars, except for per ounce amounts)

	Assets:	Derivatives:	Gold Put	Gold Call	Gold Call
	Short-term	Gold Forward	Options	Options	Options
	Investments	Sales	Purchased	Sold	Purchased
Maturity 2001

Investments	$5,897	—	—	—	—

Ounces	—	—	—	24,000	—

Average price per ounce	—	—	—	$307	—

Fair Market Value	$5,897	—	—	Nil	—

Positions as at December 31, 2000
(in thousands of U.S. dollars, except for per ounce amounts)

	Assets:	Derivatives:	Gold Put	Gold Call	Gold Call
	Short-term	Gold Forward	Options	Options	Options
	Investments	Sales	Purchased	Sold	Purchased
Maturity 2001

Investments	$11,496	—	—	—	—

Ounces	—	—	—	62,000	—

Average price per ounce	—	—	—	$294	—

Fair Market Value	$11,496	—	—	Nil	—

PART II – Other Information

Item 1   Legal Proceedings:

1) On March 12, 2001, the Company filed an appeal of the Record of Decision issued by the U.S. Department of the Interior on January 16, 2001 denying the Company’s plan of operations for the Imperial Project. The appeal was filed in the United States District Court for the District of Columbia and challenges the Record of Decision on grounds that it violates (i) existing law, including the Federal Land Policy and Management Act of 1976, the General Mining Law and the California Desert Protection Act of 1994, (ii) various of the rules, regulations and policies of the Department of the Interior and the Bureau of Land Management, and (iii) the Establishment Clause of the United States Constitution. There was no change in the status of this appeal during the second quarter 2001. The Company cannot predict the outcome of this litigation or when a final decision may be rendered.

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

GLAMIS GOLD LTD.

(registrant)

Date: August 10, 2001	“signed”

Cheryl S. Maher Vice President Finance Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)